Form 10QSB
period 2005-09-30
New Taohuayuan Culture Tourism Co., Ltd.
filed 2005-11-29
CIK 1311185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number - None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.

                    Nevada                                98-0440893
 State or other jurisdiction of incorporation   (I.R.S.) Employer Identification
                                                               No.

                                1# Dongfeng Road
                   Xi'an Weiyang Tourism Development District
                                  Xi'an, China
                    ---------------------------------------
                     Address of principal executive offices

                                0086-29-86671555
                 ----------------------------------------------
               Registrant's telephone number, including area code

                                     N/A
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

      Yes                              No         X
            ---------------                  ---------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

      Yes                              No    __X___
            ---------------                    -

   As of November 15, 2005 the Company had 17,027,328 outstanding shares of common stock.

New Taohuayuan Culture Tourism Company Limited

Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------



                                            (Unaudited)             (Unaudited)
                                        Three months ended       Nine months ended
                                           September 30,           September 30,
                                       ----------------------  ----------------------
                                            2005       2004          2005        2004
                                            ----       ----          ----        ----
                              Note           US$        US$           US$         US$
                                             ---        ---           ---         ---
Operating revenues
Catering services income                 714,318    729,142     1,771,458   1,793,484
Hotel and  related  services
  income                                 352,835    300,832     1,114,386   1,124,033
Management fee income         5(c)       314,709    351,894     1,040,512   1,050,843
                                       ---------- -----------  ----------  ----------

                                       1,381,862  1,381,868     3,926,356   3,968,360
                                       ---------- -----------  ----------  ----------

Operating expenses
Depreciation                             132,178    124,200       380,194     376,357
Raw       materials      and
  consumables used                       247,178    246,206       656,979     670,213
Salaries,      wages     and
  allowances                              85,099     68,728       245,991     215,464
General  and  administrative
  expenses                               126,178    161,856       358,596     329,825
Other taxes                              136,576     81,857       282,900     289,478
                                       ---------- -----------  ----------  ----------

Total operating expenses                 727,209    682,847     1,924,660   1,881,337
                                       ---------- -----------  ----------  ----------

Income from operations                   654,653    699,021     2,001,696   2,087,023
----------------------                 ---------- -----------  ----------  ----------

Non-operating income (expense)
Interest income                              607        239           815         875
Sundry income (expense)                    7,958    (37,254)       17,504      18,866
Surcharge on taxes            7(b)      (342,249)  (362,706)     (884,570)   (767,472)
                                       ---------- -----------  ----------  ----------

                                        (333,684)  (399,991)     (866,251)   (747,731)
                                       ---------- -----------  ----------  ----------

Income before income tax                 320,969    299,030     1,135,445   1,339,292

Income tax                      4       (268,030)  (281,779)     (673,223)   (690,899)
                                       ---------- -----------  ----------  ----------

Net income                                52,939     17,251       462,222     648,393

Other comprehensive income
Foreign currency
  translation adjustments              338,553    -            338,553     -
                                       ---------- -----------  ----------  ----------

                                       391,492       17,251    800,775        648,393
                                       ========== ===========  ==========  ==========

Earnings per share
- Basic                                    0.02        0.00        0.05        0.04
- Diluted                                  0.02        0.00        0.05        0.04
                                       ========== ===========  ==========  ==========



The financial statements should be read in conjunction with the accompanying notes.

New Taohuayuan Culture Tourism Company Limited

--------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets

                                                     (Unaudited)    (Audited)
                                                      As of            As of
                                                     September 30,  December 31,
                                                        2005           2004
ASSETS                             Note                 US$             US$

Current assets
Bank balances and cash                                  37,189        93,294
Trade receivables                                       38,560        31,027
Prepayments and other debtors                           47,447        12,416

Inventories                                             49,624        44,861
                                                        ------        ------
Due from related parties                5(b)           575,221       305,123
                                        ----      -------------  --------------

Total current assets                                   748,041       486,721
Property, plant and equipment, net                   9,039,776     9,205,203
Prepayments                               6         14,150,067    11,612,856
Deferred tax assets                                    634,951       492,758
                                                  -------------  --------------

Total assets                                        24,572,835    21,797,538
                                                  =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables                                       150,197         174,251
Accrued charges and other creditors                  564,853         616,955
Deposits                                              63,327          66,932
Income tax payable                                 4,530,475       3,630,035
Other taxes payable                                1,559,142       1,322,617
Surcharge on taxes payable              7(b)       2,775,460       1,832,741
Dividend payable                                          91          25,492
                                                  -------------  --------------

Total current liabilities                          9,643,545       7,669,023
                                                  -------------  --------------

Commitments and contingencies             7

Stockholders' equity
Preferred stock, par value of US$0.001
   10,000,000 shares of stock
   authorized,
     none issued and outstanding
Common stock, par value of US$0.001 50,000,000 shares of stock authorized,
   17,027,328 shares of stock issued and
     outstanding                                        17,027         17,027
Additional paid-in capital                          14,922,428     14,922,428
Statutory reserves                                   1,271,817      1,271,817
Cumulative translation adjustments                     338,553              -
Accumulated losses                                  (1,620,535)     (2,082,757)
                                                  -------------  --------------

Total stockholders' equity                          14,929,290     14,128,515
                                                  -------------  --------------

Total liabilities and stockholders'
   equity                                           24,572,835     21,797,538
                                                  =============  ==============

The financial statements should be read in conjunction with the accompanying notes.

New Taohuayuan Culture Tourism Company Limited

Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                             (Unaudited)
                                                           Nine months ended
                                                             September 30,
                                                      --------------------------
                                                          2005           2004
                                                           US$            US$
Cash flows from operating activities:
Net income                                              462,222        648,393

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                         380,194        376,357
   Loss on disposal of property, plant and equipment          -         48,219
   Exchange differences                                  14,438              -
   Changes in working capital:
     Trade receivables                                   (6,807)       (10,231)
     Prepayments and other debtors                      (34,740)      (524,359)
     Inventories                                         (3,714)        13,132
     Due from related parties                          (262,959)       991,971
     Trade payables                                     (28,132)         8,593
     Accrued charges and other creditors                (66,537)       (17,924)
     Deposits                                            (5,170)        24,983
     Income tax payable                                 815,505        820,924
     Other taxes payable                                205,579        577,977
     Surcharge on taxes                                 899,837        767,472
     Deferred tax assets                               (130,664)      (130,025)
                                                     -----------   ------------

Net cash provided by operating activities             2,239,052      3,595,482
                                                     -----------   ------------

Cash flows from investing activities:
Purchase of property, plant and equipment                (5,846)       (12,011)
Prepayments                                          (2,265,496)    (1,935,476)
Net cash used in investing activities                (2,271,342)    (1,947,487)
                                                     -----------   ------------
Cash flows from financing activities:
Dividend paid                                           (25,998)    (1,688,801)
                                                     -----------   ------------

Net decrease in cash and cash equivalents               (58,288)       (40,806)

Cash and cash equivalents at beginning of period         93,294        407,611

Effect on exchange rate changes                           2,183              -
                                                     -----------   ------------

Cash and cash equivalents at end of period,
 represented by bank balances and cash                   37,189        366,805
                                                     ===========   ============


The financial statements should be read in conjunction with the accompanying notes.

New Taohuayuan Culture Tourism Company Limited

Notes to the Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

      The balance sheet at December 31, 2004 have been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 included in the Company's Form SB-2 filed on November 14, 2005.

2. ORGANIZATION AND PRINCIPAL ACTIVITIES

      New Taohuayuan Culture Tourism Company Limited ("New Tao") was incorporated under the laws of the state of Nevada on November 3, 2004. New Tao has had no operations since incorporation.

      Shaanxi New Taohuayuan Culture Tourism Company Limited ("Shaanxi THY") was incorporated in the People's Republic of China (the "PRC") on August 3, 1997 with limited liability. It principally operates a resort in Xian, the PRC, providing catering, hotel and related services.

      Pursuant to an agreement and plan of migratory merger entered into between New Tao and Shaanxi THY (on behalf of the original stockholders of Shaanxi
      THY) on November 5, 2004, New Tao consummated an acquisition of Shaanxi THY by issuing 17,027,328 shares of common stock of New Tao, par value of US$0.001, to the original stockholders of Shaanxi THY in exchange for their interests in Shaanxi THY (the "Transaction"). As a result, the controlling stockholder of Shaanxi THY has actual or effective operating control of New Tao and Shaanxi THY (collectively referred to as the "Company") after the Transaction. The Transaction was approved by the Shaanxi Ministry of Commerce on November 24, 2004. Since then, Shaanxi THY has become a wholly owned subsidiary of New Tao and its status has changed to a wholly foreign owned enterprise with the company name changed to NTHY

New Taohuayuan Culture Tourism Company Limited

Notes to the Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


2. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

      Since New Tao has had no operations or net assets, the Transaction was considered to be a capital transaction in substance, rather than a business combination and no goodwill was recognized. For financial reporting purposes, the Transaction has been treated as a reverse acquisition whereby Shaanxi THY is considered to be the accounting survivor and the operating entity while New Tao is considered to be the legal survivor. On that basis, the historical financial information presented in these financial statements, although labeled as those of New Tao, represent those of Shaanxi THY. The historical stockholders' equity accounts of the Company have been retroactively restated to reflect the issuance of the 17,027,328 shares of common stock for the Transaction since the beginning of the periods presented, i.e. as of January 1, 2004. The difference between the par value of shares of New Tao issued for the Transaction and the par value of shares of Shaanxi THY is recorded as additional paid-in capital.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of accounting

      The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

      Preparation of financial statements

      The Company had negative working capital of US$8,568,113 and US$7,182,302 as of September 30, 2005 and December 31, 2004 respectively. This raised substantial doubt about the Company's ability to continue as a going concern. The negative working capital mainly arises from the provision for income and other taxes and related surcharge as discussed in note 7(b) to the financial statements. Management believes that the Company will be able to negotiate a settlement in installments with the PRC tax authority if the PRC tax authority demands payment. In addition, since the Company has generated profits and positive operating cash flows, management is confident that the Company will be able to settle other liabilities by internally generated funds from operations. Therefore, the Company will have sufficient funds to settle its liabilities when they become due. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

      Revenue recognition

      The Company generally recognizes catering, hotel and related service revenues when persuasive evidence of an arrangement exists, services are rendered, the fee is fixed or determinable, and collectibility is probable. Such service revenues are recognized net of discounts. Management fee income is recognised when services are rendered in accordance with the agreements (see note 5(c)(i)).

New Taohuayuan Culture Tourism Company Limited

Notes to the Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Income and other taxes

      Provision for income and other taxes has been made in accordance with the tax rates and laws in effect in the PRC.

      Deferred taxes are provided using the liability method for all significant temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. The tax consequences of those differences are classified as current or non-current based on the classification of the related assets or liabilities in the financial statements.

      Foreign currency translation

      The Company considers Renminbi its functional currency as a substantial portion of the Company's business activities are based in Renminbi ("RMB"). However, the Company has chosen the United States dollar as its reporting currency.

      Transactions in currencies other than the functional currency during the period are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the statements of operations.

      For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the period. Translation adjustments resulting from this process are recorded in accumulated other comprehensive income (loss) within stockholders' equity.

4.    INCOME TAX

      The Company is subject to the PRC enterprise income tax at the rate of 33%. The income tax expense comprised:

New Taohuayuan Culture Tourism Company Limited

Notes to the Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


4.    INCOME TAX (Continued)

                                         (Unaudited)            (Unaudited)
                                     Three months ended       Nine months ended
                                        September 30,           September 30,
                                  ----------------------   ---------------------
                                    2005        2004         2005        2004
                                     US$         US$          US$         US$

      Current tax expense          322,680    335,774      801,670     820,924
      Deferred tax benefit         (54,650)   (53,995)    (128,447)   (130,025)
                                 ----------  ----------   ---------   ---------
                                   268,030    281,779      673,223     690,899
                                 ==========  ==========   =========   =========


5. RELATED PARTY TRANSACTIONS

      In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

      (a)  Name and relationship of related parties:

         Name                        Relationships with the Company

         Chen Jingmin                A director and stockholder of the Company

         Shaanxi New Taohuayuan      The principal stockholder of the Company
         Economy Trade Company       in which Chen Jingmin has control and a
         Limited ("Trading           beneficial interest
         Company") *

         Shaanxi Wenhao Zaliang      A stockholder and a fellow subsidiary of
         Shifu, Limited ("Wenhao") * the Company in which Chen Jingmin has control and a beneficial interest

* The official names are in Chinese and the English names are a straight translation for reference only.

(b)   Due from related parties
                                       (Unaudited) as of (Audited) as of
                                     September 30, 2005 December 31, 2004
                           Note               US$                 US$

Due from Trading Company    (i)           390,042              112,739
Due from Wenhao             (i)           185,179              192,384
                                          -------              -------
                                          575,221              305,123
                                          =======              =======

New Taohuayuan Culture Tourism Company Limited

Notes to the Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


5. RELATED PARTY TRANSACTIONS (CONTINUED)

(i)  The  amounts   due  from   Trading   Company  and  Wenhao  are   unsecured,
     interest-free and have no fixed repayment terms.


     (c)  Summary of related party transactions

                                           (Unaudited)         (Unaudited)
                                        Three months ended   Nine Months Ended
                                           September 30,       September 30,
                              Note      2005         2004   2005          2004
                                        US$          US$     US$          US$
Management fee income earned from:
  Trading Company     (i)             107,764     102,701  319,456     307,378
  Wenhao  (i)                         206,945     249,193  721,056     743,465
Laundry income earned from:
  Trading company    (ii)               5,542          --   16,429          --
  Wenhao (ii)                           5,564          --   20,080       3,629
Rental and other services income
 earned from Trading Company   (iii)   40,415          --  332,463          --
                                    ==========   ========= =======     ========

         (i) The Company entered into management agreements with Trading Company and Wenhao on January 15, 2004 for a period of five years commencing from January 15, 2004. The annual management fees from Trading Company and Wenhao are fixed at US$425,941 and US$1,034,427 respectively, plus a bonus calculated at 15% on the excess of the actual revenue over targeted revenue. There was no bonus management fee income earned by the Company for the nine months ended September 30, 2005 and 2004.

           (ii)Pursuant to the agreements entered into between the Company and the related parties effective from January 1, 2004, the Company provides laundry services to Trading Company and Wenhao at annual fees of US$21,906 and US$29,207, respectively.

           (iii) The Company entered into a rental agreement with Trading Company on January 15, 2004. The rental income was charged at a 50% discount of the standard daily rate.

6. PREPAYMENTS

      The balances as of September 30, 2005 and December 31, 2004 included prepayments of US$12,788,293 and US$10,282,217 respectively made to the local government for acquisition of a piece of land in the PRC. Pursuant to an agreement signed on May 26, 2002

New Taohuayuan Culture Tourism Company Limited

Notes to the Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


6. PREPAYMENTS (CONTINUED)

      (the "Agreement"), total estimated consideration for the land is approximately US$15 million. There is no specific due date for payment of the balance of the consideration in the Agreement.

      The Company proposes to use the land for property development. The Agreement stipulates that the planning and preparation works should be completed by the end of 2002 while the construction work should have commenced by March 2003. During the year ended December 31, 2004 and up to September 30, 2005, the Company paid design and planning fees of US$1,330,639 and US$1,361,774 respectively. Although the project has been delayed, management believes that the Agreement still remains effective and there will be no penalty for the delay pursuant to the Agreement.

      Although it is the present intention of the management to develop the land, the Company shall have a right to dispose of the land through the local government. The land was valued by international professional valuation specialists on a depreciated replacement cost basis and its value as of September 1, 2004 was approximately US$17.5 million.

7. COMMITMENTS AND CONTINGENCIES

      (a)  Capital commitment

           As of September 30, 2005 and December 31, 2004, the Company had capital expenditure commitments contracted but not provided for net of deposits paid for the acquisition of land as mentioned in note 6 to the financial statements amounting to US$2,067,421 and US$4,233,853 respectively.

      (b)  Contingencies

           Prior to the conversion into a wholly foreign owned enterprise as mentioned in note 1 above, Shaanxi THY had certain arrangements with the local government that the total taxes payable, including mainly the PRC enterprise income tax and business tax, was subject to a maximum amount of US$123,798 per annum and Shaanxi THY was not liable to pay any tax above the maximum amount. However, this arrangement is not in compliance with national laws and regulations in the PRC. For this reason, the Company has made full tax provision in accordance with relevant national and local laws and regulations in the PRC, together with a default interest that may be levied on the Company at a daily rate of 0.05% of the unpaid taxes. Other taxes include mainly business tax, which have been provided at a certain percentage on the revenues derived by the Company during the periods.

New Taohuayuan Culture Tourism Company Limited

Notes to the Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


7.    COMMITMENTS AND CONTINGENCIES (Continued)

       (b) Contingencies

           Despite the fact that the Company has made full provision of the taxes and related default interest in the financial statements, the Company may be subject to penalties ranging from 50% to 500% of the underpaid tax amounts. The exact amount of penalty cannot be estimated with any reasonable degree of certainty.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this report. Our financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Overview

      We own and operate the Taohuayuan Inn hotel and resort located in the city of Xi'an, province of Shaanxi, in the PRC. The Taohuayuan Inn has 23 courtyards with 146 rooms and 292 beds.

      We manage the DongJin Taoyuan Villas, a hotel and resort property approximately 10 miles from downtown Xi'an. DongJin Taoyuan Villas has 84 rooms and 168 beds.

      We also manage a chain of three traditional Chinese restaurants. Two of the restaurants are in Xi'an, one is in Beijing, and one is in Harbin.

      We receive fees for managing the DongJin Taoyuan Villas and the four restaurants. The agreements relating to the management of these properties are discussed in more detail in the "Business" section of this prospectus.

      Room rates in the Shaanxi province are established by the Shaanxi Price Bureau. Room rates are established for each hotel or resort in the Shaanxi Province and are based upon a number of factors, including the quality of the property and amenities offered. Room rates may be changed at any time by the Shaanxi Price Bureau based upon economic conditions in China.

      Our business is not seasonal in nature.

Results of Operation for the nine months ended September 30, 2005 compared to September 30, 2004

      Key performance indicators which we use to manage our business and to assess future operating results are shown below:

      Category                  Decrease or Increase     Percentage

      Operating Revenue       Decrease $  42,004              (1.06%)
      Operating Expense       Increase $  43,323               2.30%
      Non-Operating Expense    Increase $118,520              15.85%
      Income Tax           Decrease $  17,676                 (2.56%)
      Net Income               Decrease $186,171             (28.71%)

Operating Revenues

                            Nine months ended
                              September 30,
                         -----------------------      Increase or
Category                 2005 US$      2004  US$      Decrease US$    Percentage
--------                 --------      ---------      ------------    ----------

Catering Services
 Revenue                1,771,458      1,793,484    Decrease $22,026   (1.23%)
Hotel and Related
 Services Revenue       1,114,386      1,124,033    Decrease $ 9,647    (0.86%)
Management Revenue      1,040,512      1,050,843    Decrease $10,331    (0.98%)
                        ---------      ---------
   Total                3,926,356      3,968,360    Decrease $42,004    (1.06%)
                        =========      =========

      The decrease in Hotel and Related Services Income was the primary factor in the decline in operating revenues. Three heavy snows and cold weather resulted in less leisure travel in 2005. Second, in 2005 all levels of governments and state-owned companies reduced unnecessary conferences to improve efficiency. As a result, our occupancy rate for the first nine months of 2005 was 64% compared to 72% during the first nine months of 2004. Third, one of the restaurants we manage was closed for two months in 2005 for renovations.

o  Operating Expenses

                            Nine months ended
                              September 30,
                         -----------------------      Increase or
Category                 2005 US$      2004  US$      Decrease US$    Percentage
--------                 --------      ---------      ------------    ----------

Depreciation              380,194        376,357    Increase $ 3,837     1.02%
Raw material and
   consumables used       656,979        670,213    Decrease $13,234    (1.97%)
Salaries, Wages and
   Allowances             245,991        215,464    Increase $30,527    14.17%
General and
  Administrative          358,596        329,825    Increase $28,771     8.72%
Other taxes               282,900        289,478    Decrease $ 6,578    (2.27%)
                       ----------     ----------
Total Operating
 Expenses               1,924,660      1,881,337    Increase $43,323     2.30%
                       ==========     ==========

      The cost of our raw materials and consumables for the nine-months ended September 30, 2005 declined from that for the nine-month period ended September 30, 2004 due to better inventory controls which we implemented in 2005.

      Salaries, Wages and Allowances increased due to hiring new management personnel and increased wages of power station engineers.

      General and Administrative expenses increased due to a substantial increase in the price of fuel and electricity. A coal-mine in the Shaanxi province closed for several months in 2005 leading to a significant drop in supplies of coal and an increase in the price of fuel and electricity. Secondly, the consumption of coal and the cost of fuel increased due to the cold winter in 2005. We also hosted more events during the 2005 spring festival resulting in the increased use of electricity.

      Other taxes decreased since we became a foreign owned enterprise in December 2004 and were no longer required to pay urban construction, maintenance and education taxes.

o  Non-operating Income (Expense)

                            Nine months ended
                              September 30,
                         -----------------------      Increase or
Category                 2005 US$      2004  US$      Decrease US$    Percentage
--------                 --------      ---------      ------------    ----------

Interest Revenue              815            875    Decrease $     60   (6.86%)
Sundry Revenue             17,504         18,866    Decrease $  1,362   (7.22%)
Surcharge on taxes       (884,570)      (767,472)   Increase $117,098   15.26%
                         ---------      --------
Total Non-operating
 Expense                 (866,251)      (747,731)   Increase $118,520   15.85%
                           ========     ========


      We had arrangements with the local government which provided that our total taxes payable, including the PRC enterprise income and business tax, would be subject to a maximum of US$120,967 per year. Since this arrangement was not in compliance with the national laws and regulations in the PRC we made accruals for all taxes which may be due in accordance with PRC laws and regulations, together with interest on the unpaid taxes at a rate of 0.05% per day, compounded daily.

o  Income tax

      Income tax decreased due to the decrease in our revenues. Our effective tax rates were 59% and 52% respectively for the nine-month periods ended September 30, 2005 and 2004. The difference between the effective tax rate and the PRC enterprise income tax rate is mainly due to the surcharge on taxes which we are accruing and which is not deductible for PRC enterprise income tax purposes.

Liquidity and Capital Resources

       Our material sources (uses) of cash during the following periods were:

                                             Nine Months            Nine Months
                                                  Ended              Ended
                                         September 30, 2005   September 30, 2004

     Cash provided by operations                $2,239,052         $3,595,482
     Purchase of property, plant and equipment      (5,846)           (12,011)
     Payment for land use rights                (2,265,496)        (1,935,476)
     Other                                           2,183                 --
     Dividends                                      25,998         (1,688,801)
     Cash on hand at beginning of period           (58,288)           (40,806)

      We intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. We have not started actual construction work on these projects.

       As of September 30, 2005 project expenditures for the mixed-use development in Lantian were $12,496,000 for the land use rights and $1,331,000 for preliminary planning and design. We anticipate that the remaining costs to develop the project, excluding the remaining $4,085,000 payment for the land use rights, will be approximately $44,000,000 over five years. We expect to begin construction on the property in 2007.

      As of September 30, 2005 project expenditures for the hotel and resort in Xian were $11,734,000 for the land use rights. We expect to complete the New Hainan hotel and resort project in 2007 and commence operations at the end of 2007. The remaining costs to develop the project are expected to be approximately $4,840,000.

      We had a written arrangement with the local government which provides that the total taxes payable by us, including the PRC enterprise income tax and business tax, would be subject to a maximum amount of US$120,967 per year. However, this arrangement was not in compliance with the national tax laws and regulations in the PRC which require that taxes are based upon a percentage of taxable income and are not limited to a specific amount. Accordingly, we have accrued all taxes which may be due in accordance with relevant national and local laws and regulations in the PRC, together with a surcharge for interest that may be levied on the unpaid taxes at a rate of 0.05% per day, compounded daily. By March 31, 2006 we plan to resolve this issue with the national PRC taxing authorities. If the PRC taxing authority demands payment of all taxes and interest which they claim are due we believe that we will be able to pay the amounts owed in installments with cash from our operations. We do not have any legal opinion concerning the validity of our tax agreement with the local government.

     Based upon the foregoing, our future capital requirements are:

                                                   Projected
Activity                                           Time Frame   Estimated Cost

Pay remaining amount for land use rights
      for Lantian project                             12/05       $ 4,085,000
Construction and development costs -
     Lantian project                                2007-2012     $44,000,000
Construction and development costs -
     New Hanian project                             2006-2007     $ 4,840,000
Accrued taxes Unknown                                             $ 7,889,000

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of November 15, 2005 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the projects may take additional time or we may be unable to develop the projects. At present, we do not have any lines of credit or other bank financing arrangements.

      We do not know of any trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity other than our need to pay the taxes and surcharges which we have accrued as liabilities on our September 30, 2005 balance sheet.

Restrictions on currency exchange

         Substantially all of our projected revenues and operating expenses are denominated in Renminbi. The Renminbi is currently freely convertible under the "current account", which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account", which includes foreign direct investment and loans.

         We may purchase foreign exchange for settlement of "current account transactions", including payment of dividends to our shareholders, without the approval of the State Administration for Foreign Exchange. We may also retain foreign exchange in our current account, subject to a ceiling approved by the State Administration for Foreign Exchange, to satisfy foreign exchange liabilities or to pay dividends. However, the Chinese government may change its laws or regulations and limit or eliminate our ability to purchase and retain foreign currencies in the future.

         Since a significant amount of our future revenues will be denominated in Renminbi, the existing and any future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund any business activities outside China or fund expenditures denominated in foreign currencies.

Reserves

      In accordance with current Chinese laws, regulations and accounting standards, we are required to set aside as a general reserve at least 10% of our respective after-tax profits. Appropriations to the reserve account are not required after these reserves have reached 50% of our registered capital. These reserves are created to fund potential operating losses and are not distributable as cash dividends. We are also required to set aside between 5% to 10% of our after-tax profits to the statutory public welfare reserve. In addition and at the discretion of our directors, we may set aside a portion of our after-tax profits for enterprise expansion funds, staff welfare and bonus funds and a surplus reserve. These statutory reserves and funds can only be used for specific purposes and may not be used for dividends.

Critical Accounting Policies and Estimates

      We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenue and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application assists management in making their business decisions

Revenue recognition

        We generally recognize service revenues when persuasive evidence of an arrangement exists, services are rendered, the fee is fixed or determinable, and collectibility is probable. Service revenues are recognized net of discounts.

Foreign currency translation

        We consider Renminbi as our functional currency as a substantial portion of our business activities are based in Renminbi ("RMB"). However, we have chosen the United States dollar as our reporting currency.

        Transactions in currencies other than the functional currency during the year are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the statements of operations.

      For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the period. Translation adjustments resulting from this process are recorded in accumulated other comprehensive income (loss) within stockholders' equity.

Property, plant and equipment and depreciation

     Property,   plant  and  equipment  are  stated  at  cost  less  accumulated depreciation.

     The cost of an asset consists of its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, are normally recognized as an expense in the period in which they are incurred. In situations where it can be clearly demonstrated that expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

     When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

     Depreciation is calculated to write off the cost of property, plant and equipment over their estimated useful lives as set out below, from the date on which they become fully operational and after taking into account their estimated residual values, using the straight-line method.

Taxes

      Although we had a written arrangement with the local government which provides that the total taxes payable by us, including the PRC enterprise income tax and business tax, would be subject to a maximum amount of US$120,967 per year, we do not believe that this arrangement is in compliance with the national tax laws and regulations in the PRC which require that taxes are based upon a percentage of taxable income and are not limited to a specific amount. Accordingly, we have accrued all taxes which may be due in accordance with relevant national and local laws and regulations in the PRC, together with a surcharge for interest that may be levied on the unpaid taxes at a rate of 0.05% per day, compounded daily. If the taxes and interest we ultimately are required to pay are less than the amounts we have accrued, we will reduce our recorded liability for unpaid taxes.

ITEM 3. CONTROLS AND PROCEDURES

      Based on the evaluation of our disclosure controls and procedures by Cai Danmei, our Chief Executive and Financial Officer as of September 30, 2005 such officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors during the three months ended September 30, 2005 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three months ended September 30, 2005.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 24, 2005.

                               NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.



                                       By:   /s/ Cai Danmei
                                            ---------------------------------
                                            Cai Danmei, Chief Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer