Form 10KSB
period 2005-12-31
New Taohuayuan Culture Tourism Co., Ltd.
filed 2006-04-14
CIK 1311185

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No.   None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.
          ----------------- ------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                        Applied For
      ---------------------------               ------------------------------
           (State of incorporation)            (IRS Employer Identification No.)

         1# Dongfeng Road
         Xi'an Weiyang Tourism Development District
         Xi'an, China                                           N/A
----------------------------------------------              ----------------
            (Address of Principal Executive Office)          Zip Code

Registrant's telephone number, including Area Code: 0086-29-86671555 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                   ----------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                      X
                                   -------
                                     YES            NO

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-25 of the Exchange Act):                Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of March 31, 2006 the Company's common stock was not publicly traded. The aggregate market value of the voting stock held by non-affiliates of the Company (13,609,680 shares) based upon the closing price of the Company's common stock on March 31, 2006, was $0.00.

The Company's revenue from continuing operations for the most recent fiscal year was $5,545,681.

As of March 31, 2006 the Company had 17,027,328 issued and outstanding shares of common stock.

ITEM 1.     DESCRIPTION OF BUSINESS

Taohuayuan Inn

     We own and operate the Taohuayuan Inn hotel and resort located in the northern suburbs of the city of Xi'an, province of Shaanxi in the PRC. The hotel is approximately 10 miles from downtown Xi'an and is readily accessible to downtown Xi'an by freeway. The Taohuayuan Inn is designed in the traditional Chinese village compound style in which six to eight rooms and one suite are located around individual courtyards. There are a total of 23 courtyards in the hotel representing 146 rooms and approximately 292 beds.

     The population of Shaanxi province is approximately 36,000,000 people and the population of the city of Xi'an is approximately 6,000,000 people. Xi'an is the capital of Shaanxi province and is located approximately 800 miles southwest of Beijing. Xi'an is a well-known tourist destination and is a center of higher education in the PRC with 46 public universities and 35 special purpose colleges located within Shaanxi province. Xi'an is also a well-known historical city considered to be one of four major tourist destinations in the PRC. Tourists are drawn to the city because 13 Chinese dynasties built their capital there and tourist attractions include the tombs of 71 emperors and the well-known terra cotta soldiers attraction.

     The Inn is a full-service hotel with automated air conditioning and heating systems, television, telephone, fully-equipped bathrooms, a gym and health club, swimming pool, fishing gardens, beauty and hair salons, restaurants, steam baths, tea services, karaoke services, mini bars and related guest services.

     The hotel employs approximately 300 persons organized into four departments. A production department which includes food and beverage, housekeeping and entertainment divisions, a sales department, an administration department which includes hotel managers, a human resource division, security division, finance division and a general hotel management department. The hotel employees are unionized and we believe our relations with our employees are satisfactory.

     The Taohuayuan Inn property consists of 163,611 square feet of buildings located on approximately 10 acres of land. The buildings are owned by us but the underlying real estate (as it is throughout the PRC) is owned by the government and provided to us under land use rights through the year 2065. We paid a one-time fee of $1,567,000 for the land use rights covering the real estate underlying the Taohuayuan Inn. The land use rights permit us to operate a hotel or resort on the property. There is no restriction on our ability to transfer our land use rights.

     The Taohuayuan Inn attracts both business and leisure travelers seeking upscale amenities and quality designed and decorated rooms at competitive prices, all under the design of a traditional Chinese inn. The average room occupancy rate in 2005 was 70% and the average daily room rate for 2005 was $36.60.

     Our room rates are set by the PRC government and are priced at rates which are approximately 20% below that of competitive hotels in the Xi'an metropolitan area. Our room rates are less than those of our primary competitors because we offer traditional Chinese-style accommodations rather than the more expensive western accommodations which are offered by our competitors.

     We market the Taohuayuan Inn by emphasizing our traditional Chinese design and through organizing and offering to our customers free entertainment and music shows in the theme of traditional Chinese festivals and folk art. Advertising includes magazine and other print media and communications with travel agencies.

DongJin Taoyuan Villas

     In January 2004 we entered into a five year management agreement to manage DongJin Taoyuan Villas, a hotel and resort property in the outskirts of Xi'an approximately 10 miles from downtown. We have managed the property, under similar management agreements, since 1997. Vacation villas, also known as vacation villages, would generally be considered in the U.S. as destination resort and convention hotels. DongJin Taoyuan Villas, which is owned by Shaanxi New Taohuayuan Economy Trade Co., Ltd., our largest stockholder, is a self-contained hotel property covering 75 acres and providing most of the recreational amenities required for a family staying on the property for a week or longer. The hotel covers 15 acres and is comprised of 17 buildings with 84 rooms and 168 beds. Room rates range from $43 to $120 per night. The hotel provides the same facilities, services and amenities as the Taohuayuan Inn and also offers traditional Chinese opera shows.

     Under the terms of the management agreement with Shaanxi New Taohuayuan Economy Trade Co., Ltd. we receive a fixed fee of approximately $428,000 annually plus a bonus of 15% of the excess of actual revenue over targeted revenue in exchange for providing all services relating to the operation of the property. Targeted revenue was $319,354 in 2003, $423,385 in 2004 and $427,674 in 2005. We did not achieve targeted revenues in 2003, 2004 or 2005 and did not earn a bonus for managing this property. Refer to Note 4(c) to our financial statements for information concerning the amount we have received for managing this hotel and resort.

      Our agreement for the management of this property does not contain any termination provisions, other than those which are typically found in contracts and which are based upon a breach of contract. The management agreement may be renewed or amended with our consent and that of Shaanxi New Taohuayuan Economy Trade Co., Ltd.

Wenhao Restaurant Management

     In January 2004 we entered into a five year management agreement with Shaanxi Wenhao Zaliang Shifu, Ltd., an affiliate, to manage a chain of three traditional Chinese restaurants in the PRC. We have managed restaurants for this company since 1997. Two of the restaurants are in Xi'an, and one is in Beijing. The Wenhao restaurants serve a traditional Chinese village cuisine with emphasis on fresh and healthy foods and ingredients such as fresh fruits and vegetables and grains.

     Under the terms of the management agreement, we receive a management fee of approximately $1,039,000 plus a bonus of 15% of the excess of actual revenue over targeted revenue in exchange for providing all services relating to the operation of the restaurants. We are fully responsible for the operation of the restaurants. Targeted revenue was $866,851 in 2003, $1,028,222 in 2004 and $1,038,637 in 2005. We did not achieve targeted revenues in 2003, 2004 or 2005. Refer to Note 4(c) to our financial statements for information concerning the amount we have received for managing these restaurants.

      Information regarding the managed restaurants is as follows:

                                                           Gross Revenues
Name of Restaurant         Seating       Size        Year Ended    Year Ended
    and Location           Capacity  (Square Feet)    12-31-04      12-31-05
------------------------   --------  -------------   ----------    ----------
                                                        US$             US$
                                                     ----------    ----------

Wenhao Restaurant, Xi'an       900      43,056      3,976,276     4,226,670
Wenhao Restaurant, Xi'an     1,000      45,208      4,264,121     4,307,278
Wenhao Restaurant, Beijing     350      11,840      1,698,382     1,727,186

      Our agreement for the management of this property does not contain any termination provisions, other than those which are typically found in contracts and which are based upon a breach of contract. The management agreement may be renewed or amended with our consent and that of Shaanxi Wenhao Zaliang Shifu, Ltd.

Future Developments and Strategy

       We purchased land use rights covering approximately 848 undeveloped acres in the city of Lantian for a one-time cost (including taxes) of $16,198,000. Lantian is located approximately 23 miles from Xi'an. The land use rights, which expire in 2045, permit us to use the land to build a mixed-use development that will include condominium units, hotel rooms, single family residences, educational facilities and commercial developments. As of December 31, 2005 project expenditures were $13,873,000 for the land use rights and $1,363,000 for preliminary planning and design. We anticipate that the remaining costs to develop the project, excluding the remaining $2,325,000 payment for the land use rights, will be approximately $45,000,000 over five years. We expect to begin construction on the property in 2007. We will supervise the design, construction and development of this project. We will operate the project once it is complete.

     We have also obtained land use rights covering approximately 7.5 undeveloped acres in Xi'an for a one time cost of $1,258,000. The land use rights, which expire in 2037, permit us to build a new 150 room, 270 bed, hotel and resort on the property. The new development, named the New Hainan hotel and resort, will be water oriented with the hotel surrounding a one-acre pool. Smaller pools and beaches will compliment the main pool. As of December 31, 2005 project expenditures were $1,258,000 for the land use rights. We expect to complete the New Hainan hotel and resort project in 2007 and commence operations at the end of 2007. The remaining costs to develop the project are expected to be approximately $5,000,000. We will supervise the design, construction and development of this project. We will operate the project once it is complete.

      As of March 31, 2006 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. As of March 31, 2006 we did not have any firm commitments from any third party with respect to financing either project. If required financing is not be available the development of the projects may take additional time or we may be unable to develop the projects.

Competition

      There are numerous upscale hotels in the Xi'an metropolitan area. Competition among hotels primarily involves the age and location of the hotel and the quality of services provided, since amenities tend to be consistent among all upscale properties. Our competitors all have recognized trade names, international reservation systems, greater resources and longer operating histories than we, and accordingly, we are at a competitive disadvantage in these areas. However, we offer the only traditional upscale Chinese hotels, offer similar amenities at slightly lower prices and believe that we can continue to compete successfully in the hotel industry.

      The DongJin Taoyuan Vacation Villas which we manage competes with three other vacation village or convention-style hotels in the Shaanxi area. Each of these properties is independently owned, not part of a franchise or reservation system, and is located outside the market area of our hotel.

      The three Wenhao restaurants compete with numerous mid-priced restaurants in their respective markets. We believe the Wenhao restaurants successfully compete due to their emphasis on menu items from China's Yellow River Valley.

PRC Laws and Regulations Affecting Our Business

      We are regulated in accordance with the PRC's Foreign Invested Enterprise Law and Wholly Foreign-Owned Enterprise Law, or WFOE Law. Article 8 of the WFOE Law provides that an enterprise with foreign capital meets the conditions for being considered a legal person under PRC law and shall acquire the status of a PRC legal person, in accordance with the law.

      Further, the WFOE Law provides in Article 4 that the investments of a foreign investor in the PRC, the profits it earns and its other lawful rights and interests are protected by PRC law. Article 5 of the WFOE Law also states that the PRC cannot nationalize or requisition any enterprise with foreign capital. Under special circumstances, when public interest requires, enterprises with foreign capital may be requisitioned by legal procedures and appropriate compensation must be made.

      The first two provisions set forth above reflect the principle that the PRC must protect the interests of the foreign investor. The third provision reflects the power of all national governments, including the United States, to nationalize private property under certain circumstances. Those Articles, combined with the Foreign Invested Enterprise laws, provide that the PRC government cannot have an intrusive role in the affairs of a Foreign Invested Enterprise company. To the contrary, those laws place a continuing duty on the government to ensure that the rights of foreign investors in Foreign Invested Enterprise companies, as expressed in the approved provisions of Articles of Association, are protected and preserved.

      Based upon the foregoing, and subject to limitations on converting currency and statutory reserve requirements, we do not believe there are any limitations concerning our ability to access the assets held by Shaanxi, a PRC corporation which is our wholly owned subsidiary.

The PRC Legal System

      The practical effect of the PRC's legal system on our business operations in the PRC can be viewed under two separate but intertwined considerations.

      First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the corporation laws of U.S. states.

       Similarly, the PRC's accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. The PRC accounting laws require that an annual "statutory audit" be performed in accordance with PRC's accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with PRC accounting laws. Article 14 of the PRC's Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation.

      Second, while the enforcement of substantive rights may appear less clear than U.S. procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are PRC registered companies which enjoy the same status as other PRC registered companies in business-to-business dispute resolution. Therefore, as a practical matter, although no assurances can be given, the PRC's legal infrastructure, while different in operation from its U.S. counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Earnings and Distributions of the FIE's

      The Wholly-Foreign Owned Enterprise laws provide for and guarantee the distribution of profits to foreign investors in PRC Foreign Invested Enterprises.

      Article 19 of the PRC's Wholly Foreign Owned-Enterprise Law provides that a foreign investor may remit abroad profits that are earned by a Foreign Invested Enterprise, as well as other funds remaining after the enterprise is liquidated.

Taxes

      All of our income is generated in the PRC and is subject to a corporate income tax rate of 33% (30% state income tax and 3% local income tax).

      Because PRC business is a controlled foreign corporation, for U.S. federal income tax purposes, we may be required to include it in our gross income for U.S. tax purposes:

     o Those companies' "Subpart F" income, which includes certain passive income and income from certain transactions with related persons, whether or not this income is distributed to it; and
     o    Increases  in those  companies'  earnings  invested  in  certain  U.S.
          property.

     Based on our current and expected income, assets and operations, we believe that we will not experience significant U.S. federal income tax consequences under the controlled foreign corporation rules.

Regulation of Hotel Room Rates

      Room rates in the Shaanxi province are established by the Shaanxi Price Bureau. Room rates are established for each hotel or resort in the Shaanxi Province and are based upon a number of factors, including the quality of the property and amenities offered. Room rates may be changed at any time by the Shaanxi Price Bureau based upon economic conditions in China.

Required Statutory Reserve Funds

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

      Although we do not intend to pay dividends, the requirements pertaining to funding statutory reserves may limit our ability to pay dividends in the future.

Political and Trade Relations with the United States

     Political and trade relations between the U.S. and the PRC government within the past five years have been volatile and may continue to be in the future. Major causes of this volatility include the U.S.'s considered revocation of the PRC's Most Favored Nation trade status, illegal transshipments of textiles from the PRC to the U.S., issues surrounding the sovereignty of Taiwan, and the U.S.'s bombing of the PRC's embassy in Yugoslavia. While these factors have had no direct connection to our operations, other on-going causes of volatility, including the protection of intellectual property rights within the PRC and sensitive technology transfer from the U.S. to the PRC have closer potential connection to our operations. There can be no assurance that the political and trade ramifications of these causes of volatility or the emergence of new causes of volatility will not cause difficulties in our operations in the PRC marketplace.

Economic Reform Issues

     Although the majority of productive assets in the PRC are owned by the PRC government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

     o    We will be able to capitalize on economic reforms;
     o The PRC government will continue its pursuit of economic reform policies;
     o    The economic policies, even if pursued, will be successful;
     o    Economic policies will not be significantly altered from time to time;
          and
     o Business operations in the PRC will not become subject to the risk of nationalization.

     Since 1978, the PRC government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within the PRC, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

     Recently, there have been indications that rates of in the PRC inflation have increased. In response, the PRC government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the PRC currency, the Renminbi, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the PRC economy. The PRC may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

     There can be no assurance that the reforms to the PRC's economic system will continue or that we will not be adversely affected by changes in the PRC's political, economic, and social conditions and by changes in policies of the government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Currency Conversion and Exchange

     The currency in the PRC is designated as the Renminbi ("RMB"). Although the RMB/U.S. dollar exchange rate has been relatively stable in the past five years there can be no assurance that the exchange rate will not become volatile or that the RMB will not be officially devalued against the U.S. dollar by direction of the PRC government.

     Exchange rate fluctuations may adversely affect our financial performance because of our foreign currency denominated assets and liabilities, and may reduce the value, translated or converted, as applicable into U.S. dollars, of our net fixed assets, our earnings and our declared dividends. We do not engage in any hedging activities in order to minimize the effect of exchange rate risks. As of December 31, 2005 the currency exchange rate was 8.07 RMB for each U.S. dollar.

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

General Information

     As of March 31, 2006 we had 289 employees including our executive officers. Our employees are unionized and we believe that our relations with our employees are good.

      We believe our properties are adequately insured.

      The cost of compliance with environmental laws in China has been, and is not expected to be, material.

      Our website is www.xintaohuayuan.com.

ITEM 2.     DESCRIPTION OF PROPERTY

      Our principal executive offices are located at 1# Dongfeng Road, Xi'an Weiyang Tourism Development District, Xi'an, China.

      See Item 1 of this report for information concerning our properties.

ITEM 3.     LEGAL PROCEEDINGS

      We are not involved in any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCK- HOLDER MATTERS.

     Our common  stock is listed on the OTC  Bulletin  Board,  under the symbol:
NTYN. However, as of March 31, 2006 trading in our common stock had not begun.

     As of March 31, 2006 we had 17,027,328 outstanding shares of common stock held by 934 stockholders. All of our outstanding shares can be sold pursuant to Rule 144 of the Securities and Exchange Commission.

       Our common stock is subject to rules that regulate broker-dealer practices in connection with transactions in "penny stocks." The Securities and Exchange Commission has adopted regulations that define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery by the broker-dealer, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. In addition, the broker-dealer, subject to certain exceptions, must make an individualized written suitability determination for the purchase of a penny stock and receive the purchaser's written consent prior to the transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These requirements may severely limit the market liquidity of our common stock and the ability of our stockholders to sell their shares should a market develop.

      Although we have paid dividends in the past, we currently intend to retain any future earnings for use in our business and do not expect for the foreseeable future to pay any dividends on any shares of common stock.

      During the year ended December 31, 2005 neither we, any of our officers or directors, nor to our knowledge none of our principal shareholders, purchased any shares of our common stock either from us, from third parties in a private transaction, or as a result of purchases in the open market.

     We are authorized to issue 10,000,000 shares of preferred stock, $.001 par value, in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our Board of Directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock. As of March 31, 2006 we had not issued any shares of Preferred Stock.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

      You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this report. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial data included in this report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

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

      We also manage a chain of three traditional Chinese restaurants. Two of the restaurants are in Xi'an, and one is in Beijing.

      We receive fees for managing the DongJin Taoyuan Villas and the three restaurants. The agreements relating to the management of these properties are discussed in more detail in Item 1 of this report.

      Room rates in the Shaanxi province are established by the Shaanxi Price Bureau. Room rates are established for each hotel or resort in the Shaanxi

Province and are based upon a number of factors, including the quality of the property and amenities offered. Room rates may be changed at any time by the Shaanxi Price Bureau based upon economic conditions in China.

      Our business is not seasonal in nature.

Results of Operation for the year ended December 31, 2005 compared to December 31, 2004

      Key performance indicators which we use to manage our business and to assess future operating results are shown below:

                                      Increase or
      Category                        (Decrease)       Percentage
      --------                        -----------      ----------

      Operating Revenues              $(125,588)           (2%)
      Operating Expenses              $(659,298)          (19%)
      Non-Operating Expense           $  34,365             4%
      Income Tax                      $  59,870             8%
      Net Income                      $ 439,475            72%

o    Operating Revenues

                           2005        2004     Increase or
Category                    US$         US$      (Decrease)   Percentage
--------                  ------      ------    -----------   ----------

Catering Services         2,579,546   2,607,094     (27,548)       (1%)
Hotel and related
 services                 1,554,823   1,658,536    (103,713)       (6%)
Management Fees           1,411,312   1,405,639       5,673         .4%
                          ---------   --------- ------------ ----------

   Total                  5,545,681   5,671,269    (125,588)       (2%)
                          ---------   --------- ------------ ----------

     The decrease in Hotel and Related Services Income was the primary factor in the decline in operating revenues. Three heavy snows and cold weather resulted in less leisure travel in 2005. Second, in early 2005 all levels of governments and state-owned companies reduced unnecessary conferences to improve efficiency. As a result, our occupancy rate for fiscal 2005 was 70% compared to 79% during fiscal 2004.

o    Operating Expenses


Depreciation              501,131    498,624        2,507         .5%
Raw materials and
   consumables used       953,384    992,954      (39,570)       (4%)

                          2005        2004        Increase or
Category                   US$         US$        (Decrease)   Percentage
--------                  -------    -------     ------------- ----------

Salaries, Wages and
   Allowances             326,414    285,910       40,504        14%
General and
 Administrative expenses  715,901  1,316,660     (600,759)      (46%)
Other taxes               365,345    427,325      (61,980)      (15%)
                       ---------- -----------   -----------

   Total                2,862,175  3,521,473    ( 659,298)      (19%)
                        --------- ----------    ----------

      The cost of our raw materials and consumables for the year ended December 31, 2005 declined from that for the year ended December 31, 2004 due to better inventory controls which we implemented in 2005.

      Salaries, Wages and Allowances increased due to hiring new management personnel and increased wages of power station engineers.

     General and Administrative expenses were higher in 2004 than in 2005 since we incurred significant financial consulting and legal expenses associated with the filing of our registration statement with the Securities and Exchange Commission in 2004. The decrease in General and Administrative expenses was partially offset by a substantial increase in the price of fuel and electricity in 2005. A coal mine in the Shaanxi province closed for several months in 2005 leading to a significant drop in supplies of coal and an increase in the price of fuel and electricity. Secondly, the consumption of coal and the cost of fuel increased due to the cold winter in 2005. We also hosted more events during the 2005 spring festival resulting in the increased use of electricity.

      Other taxes decreased since we became a foreign owned enterprise in December 2004 and were no longer required to pay urban construction, maintenance and education taxes.

o     Non-operating Income (Expense)

                           2005          2004      Increase or
Category                    US$           US$      (Decrease)    Percentage
--------                 -------       -------    -------------  ----------

Interest income            1,239        1,862         (623)      (33%)
Sundry income             33,590       31,017        2,573         8%
Surcharge on taxes      (845,847)    (809,532)      36,315         4%
                       ---------     --------      -------

   Total                (811,018)    (776,653)      34,365         4%
                       ---------   ----------      -------

      We had arrangements with the local government which provided that our total taxes payable, including the PRC enterprise income and business tax, would be subject to a maximum of US$120,967 per year. Since this arrangement was not in compliance with the national laws and regulations in the PRC we made accruals for all taxes which may be due in accordance with PRC laws and regulations, together with interest on the unpaid taxes at a rate of 0.05% per day. The increase in the surcharge on taxes was the result of the accumulation of additional unpaid taxes in 2005.

o     Income tax

      Income tax increased due to the increase in our net income. Our effective tax rates were 44% and 55% respectively for the years ended December 31, 2005 and 2004. The difference between the effective tax rate and the PRC enterprise income tax rate is mainly due to the surcharge on taxes which we are accruing and which is not deductible for PRC enterprise income tax purposes.

Liquidity and Capital Resources

       Our material sources (uses) of cash during the following periods were:

      As discussed in Item 1 of this report, we intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. We have not started actual construction work on these projects.

       As of December 31, 2005 project expenditures for the mixed use development in Lantian were $13,873,000 for the land use rights and $1,363,000 for preliminary planning and design. We anticipate that the remaining costs to develop the project, excluding the remaining $2,325,000 payment for the land use rights, will be approximately $45,000,000 over five years. We expect to begin construction on the property in 2007.

      As of December 31, 2005 project expenditures for the hotel and resort in Xian were $1,258,000 for the land use rights. We expect to complete the New Hainan hotel and resort project in 2007 and commence operations at the end of 2007. The remaining costs to develop the project are expected to be approximately $5,000,000.

      We had a written arrangement with the local government which provides that the total taxes payable by us, including the PRC enterprise income tax and business tax, would be subject to a maximum amount of US$120,967 per year. However, this arrangement was not in compliance with the national tax laws and regulations in the PRC which require that taxes are based upon a percentage of taxable income and are not limited to a specific amount. Accordingly, we have accrued all taxes which may be due in accordance with relevant national and local laws and regulations in the PRC, together with a surcharge for interest that may be levied on the unpaid taxes at a rate of 0.05% per day. By December 31, 2006 we plan to resolve this issue with the national PRC taxing authorities. If the PRC taxing authority demands payment of all taxes and interest which they claim are due we believe that we will be able to pay the amounts owed in installments with cash from our operations. We do not have any legal opinion concerning the validity of our tax agreement with the local government.

       Based upon the foregoing, our future capital requirements are:

                                                    Projected
Activity                                           Time Frame    Estimated Cost

Pay remaining amount for land use rights
 for Lantian project                                    2006       $ 2,325,000
Construction and development
 costs - Lantian project                              2007-2012    $45,000,000
Construction and development
 costs - New Hainan project                           2006-2007    $ 5,000,000
Accrued taxes                                          Unknown     $ 9,192,000

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of March 31, 2006 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the projects may take additional time or we may be unable to develop the projects. At present, we do not have any lines of credit or other bank financing arrangements.

      Material changes in our assets and liabilities during the two years ended December 31, 2005 were:

o Due From Related Parties - This receivable represents amounts primarily owed to us by Shaanxi New Taohuayuan Economy Trade Co., Ltd. for management fees ($100,000) and a loan ($475,000) we made to Shaanxi New Taohuayuan and by Shaanxi Wen Hao Zaliang Shifu, Ltd. for management fees. See Note 4(b) to the financial statements which are part of this report.

o Prepayments - Represents amounts we have paid since 2003 for the right to use land for the Lantian project.

o Income Tax Payable, Other Tax Payable and Surcharge on Tax Payable - Represents amounts we have accrued over the years in the event our agreements with local PRC government agencies limiting our liability for certain taxes are found to be invalid.

       We do not know of any trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity other than our need to pay the taxes and surcharges which we have accrued as liabilities on our December 31, 2005 balance sheet.

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

Taxes

      Although we had a written arrangement with the local government which provides that the total taxes payable by us, including the PRC enterprise income tax and business tax, would be subject to a maximum amount of US$120,967 per year, we do not believe that this arrangement is in compliance with the national tax laws and regulations in the PRC which require that taxes are based upon a percentage of taxable income and are not limited to a specific amount. Accordingly, we have accrued all taxes which may be due in accordance with relevant national and local laws and regulations in the PRC, together with a surcharge for interest that may be levied on the unpaid taxes at a rate of 0.05% per day. If the taxes and interest we ultimately are required to pay are less than the amounts we have accrued, we will reduce our recorded liability for unpaid taxes.

ITEM 7.     FINANCIAL STATEMENTS

See the financial statements attached to and made a part of this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

      None

ITEM 8A.    CONTROLS AND PROCEDURES

      Cai Danmei, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in her opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to her by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter that have matertially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

ITEM 8B.     OTHER INFORMATION

      Not applicable

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.
            -------------------------------------------------------------

Directors and Executive Officers

            The names, ages and positions held by our executive officers and directors are set forth below.
                                                               Officer/Director
Name            Age         Position                                  Since

Chen Jingmin     52        Chairman of the Board of Directors          1997
Cai Danmei       44        Chief Executive Officer, Chief Financial
                           Officer and a Director                      1997
Liu Bo           28        Secretary and a Director                    2004

Hu Yangxiong     43        Director                                    2002
Yang Erping      50        Director                                    2004
Zhao Jianwen     46        Director                                    2004
Wang Changzhu    49        Director                                    2004

            Our Audit Committee is composed of Messrs. Hu (Chairman), Yang and Zhao. Our Compensation Committee is comprised of Messrs. Yang (Chairman), Zhao and Wang. All of these directors are independent directors as defined in Commission and American Stock Exchange rules.

            Directors serve in such capacity until the next annual meeting of our stockholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office.

            Chen Jingmin is our founder and has been the chairman of our board of directors since 1997. From 1993 to 1997 he was the General Manager of Shaanxi Wenhao Zaliang Shifu, Ltd. with which we currently have a management agreement.

            Cai Danmei has been our Chief Executive Officer and Chief Financial Officer since our inception in 1997. Since 1993 she has also been an executive officer of Shaanxi Wenhao Zaliang Shifu, Ltd. with which we have a management agreement.

            Liu Bo graduated from Shaanxi Finance and Economics College in 1999. Ms. Liu Bo was the Corporate Secretary and a Director of Jinhua Group, Ltd. between 2000 and 2004. Since 2004 she has been our Corporate Secretary and a Director.

            Hu Yangxiong was employed by Shaanxi Aviation Industry Bureau, a government agency, as a Senior Accountant and previously as Vice President of the accounting office from 1991 to 2002. He is a Certified Public Accountant and since 2002 has acted as an accounting consultant.

            Yang Erping was Secretary to the Governor of Shaanxi Province from 1995 to 2000. From 2000 to 2003 he was the Chief Information Officer for the Shaanxi Province Government and from 2003 to the present he has been a Vice Professor of the Xi'an Finance Institute Management School.

            Zhao Jianwen has been the Chief Secretary of the Shaanxi Folk Artist Association since 1981.

            Wang Changzhu has been the Senior Editor and a Director of Shaanxi Television station since 1983.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) our Chief Executive Officer and (ii) by our two other executive officers during the three years ended December 31, 2005.

Summary Compensation Table


                                                    Long Term Compensation
                  Annual Compensation          Awards                    Payouts
                 ----------------------- ---------------------------------------------------
Name                             Other              Securities                All
and                              Annual  Restricted Underlying               Other
Principal                       Compen-    Stock    Options/     LTIP       Compen-
Position         Salary  Bonus  sation($) Award(S)   SARs(#)   Payouts ($)  sation($)
--------------------------------------------------------------------------------------------
Chen     2005    $    0  $   0   $    0    $    0         0     $    0     $     0
Jingmin, 2004         0      0        0         0         0          0           0
Chairman 2003         0      0        0         0         0          0           0
--------------------------------------------------------------------------------------------
Cai      2005   $5,968   $   0   $    0    $    0         0     $    0     $     0
Danmei,  2004   $2,250       0        0         0         0          0           0
Chief    2003        0       0        0         0         0          0           0
--------------------------------------------------------------------------------------------
Executive
and Financial
Officer
Liu Bo,  2005  $ 2,993   $   0   $    0    $    0         0     $    0     $     0
Secretary2004  $ 1,300       0        0         0         0          0           0
         2003        0       0        0         0         0          0           0
--------------------------------------------------------------------------------------------

     In May 2004 we entered into three-year employment agreements with Mr. Chen, Ms. Cai and Ms. Liu which provide for annual salaries of $0, $4,500 and $2,900, respectively. Each employment contract provides that we will pay for the employee's medical and accident insurance and that the employee will have two weeks of paid vacation per year. The employment agreements do not revert the employees from competing with us during or after their employment with us.

      During the year ended December 31, 2005 we paid Ms. Cai an additional $122 per month as a result of her seniority with us.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            The following table shows, as of March 31, 2006, the common stock ownership of (i) each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) each director individually and (iii) all officers and directors as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. The address of each owner is in care of us at 1# Dongfeng Road, Xi'an Weiyang Tourism Development District, Xi'an, China.

                                           Number           Percent
      Name                                of Shares        of Class
      ----                                ---------        --------

      Chen Jingmin                      3,365,016 (1)       19.8%
      Cai Danmei                           52,632             .3%
      Liu Bo                                   --             --%
      Hu Yangxiong                             --             --%
      Yang Erping                              --             --%
      Zhao Jianwen                             --             --%
      Wang Changzhu                            --             --%
      All officers and directors
            as a group (7 persons)      3,417,648           20.1%

(1) Includes shares owned by Shaanxi New Taohuyuan Economy Trade Co., Ltd. (2,204,025) Shaanxi Kangze Economic Trade Ltd. (541,796), Shaanxi Wenhao Restaurant Ltd. (309,598), Shaanxi Taohuayuan Real Estate Development Ltd. (77,399) and Shaanxi Traditional Decoration Ltd. (77,399) Chen Jingmin controls these companies and may be considered the beneficial owner of their shares.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 6, 2004 we merged Shaanxi New Taohuayuan Culture Tourism Co., Ltd., a PRC company organized in September 1997, into us. In connection with this merger we issued 17,027,328 shares of our common stock to the shareholders of Shaanxi New Taohuayuan Culture Tourism Co., Ltd. The purpose of the merger was to redomicile us as a Nevada corporation. In correction with the merger, the following members of our management and affiliates received shares of our common stock:

     o    Chen Jingmin, 154,799 shares;
     o    Cai Danmei, 52,632 shares; and
     o    The following companies which are controlled by Chen Jingmin:

          Shaanxi New Taohuayuan Economy Trade Co., Ltd., 2,204,025 shares.

          Shaanxi Kangze Economic and Trade Ltd.; 541,796 shares
          Shanaxi Wenhao Restaurant Ltd.; 309,598 shares
          Shaanxi Taohuayuan Real Estate Development Ltd.; 77,399 shares, and Shaanxi Traditional Decoration Ltd.; 77,399 shares

     We currently  receive  management fees from Shaanxi New Taohuayuan  Economy
Trade Co., Ltd., our largest stockholder, for managing its DongJin Taoyuan Villas and from Shaanxi Wenhao Zaliang Shifu, Ltd., for managing its three restaurants. Shaanxi New Taohuayuan Economy Trade Co., Ltd. and Shaanxi Wenhao

Zaliang Shifu, Ltd. are controlled by Chen Jingmin, our chairman. Details regarding our management agreements, which were not negotiated at arms length, with respect to these properties can be found in Item 1 of this report.

     As of December 31, 2005 Shaanxi New Taohuayuan Economy Trade Co. Ltd. owed us $100,000 for management fees and $475,000 for a loan. As of December 31, 2005 Shaanxi Wenhao Zaliang Shifu, Ltd. owed us $133,192 for management fees.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
 Number  Exhibit Name
-------  ------------
3.1      Certificate of Incorporation                                    *

3.2      Bylaws                                                          *

10.1     Hotel Management Agreement with Shaanxi New Taohuayuan
         Economy Trade Co., Ltd.                                         *

10.2     Restaurant Management Agreement with Shaanxi Wenhao
         Zaliang Shifu, Ltd.                                             *

10.3     Migratory Merger Agreement with Shaanxi New Taohuayuan
         Culture Tourism Co., Ltd.                                       *

10.4     Articles of Merger                                              *

10.5     Employment Agreement with Cai Danmei                            *

10.6     Employment Agreement with Mr. Chen                              *

10.7     Employment Agreement with Liu Bo                                *

10.8     Land Use Agreement - Taohuayuan Inn                             *

10.9     Land Use Agreement - Lantian project                            *

10.10    Land Use Agreement - New Hainan Hotel and Resort                *

10.11    Tax Agreement -                                                 *

21. Subsidiaries *

31. Rule 13a-14(a) Certifications

32. Section 1350 Certifications

* Incorporated by reference to the same exhibit filed with our Registration Statement on Form SB-2 (SEC File # 333-121187).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Moores Rowland Mazars, Chartered Accountants, served as our independent public accountants during the fiscal years ended December 31, 2004 and 2005.

      The following table shows the aggregate fees we were billed during the years ended December 31, 2004 and 2005 by Moores Rowland Mazars.

                                               2004           2005
                                               ----           ----

      Audit Fees                            $76,000        $98,000
      Audit-Related Fees                         --             --
      Financial Information Systems              --             --
      Design and Implementation Fees             --             --
      Tax Fees                                   --             --
      All Other Fees                             --             --

Audit fees represent amounts billed for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year. Before we engaged Moores Rowland Mazars to render audit services, the engagement was approved by our Directors.

            FINANCIAL STATEMENTS
            NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
            YEARS ENDED DECEMBER 31, 2005 AND 2004

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of New Taohuayuan Culture Tourism Company Limited



We have audited the accompanying consolidated balance sheets of New Taohuayuan Culture Tourism Company Limited and its subsidiary (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong
April 13, 2006

New Taohuayuan Culture Tourism Company Limited

Consolidated Statements of Operations
------------------------------------------------------------------------------

                                                      Year ended December 31,
                                                      2005            2004
                                   Note               US$             US$
Operating revenues
Catering services income                         2,579,546        2,607,094
Hotel and related services income                1,554,823        1,658,536
Management fee income                4(c)        1,411,312        1,405,639
                                                 ---------        ---------
                                                 5,545,681        5,671,269

Operating expenses
Depreciation                                       501,131          498,624
Raw materials and consumables used                 953,384          992,954
Salaries, wages and allowances                     326,414          285,910
General and administrative expenses                715,901        1,316,660
Other taxes                                        365,345          427,325
                                                ----------      -----------

   Total operating expenses                      2,862,175        3,521,473
                                                 ---------       ----------

Income from operations                           2,683,506        2,149,796
                                                 ---------       ----------

Non-operating income (expense)
Interest income                                      1,239            1,862
Sundry income                                       33,590           31,017
Surcharge on taxes                   8(b)         (845,847)        (809,532)
                                                 ---------         --------

                                                  (811,018)        (776,653)

Income before income tax                         1,872,488        1,373,143

Income tax                           3            (820,492)        (760,622)
                                                ----------       ----------

Net income                                       1,051,996           612,52

Other comprehensive income
Foreign currency translation adjustment            352,710               --
                                                ----------    -------------

Total comprehensive income                       1,404,706          612,521
                                                 =========          =======

Earnings per share
- Basic                                               0.06             0.04
- Diluted                                             0.06             0.04
                                             =============       ==========


    The financial statements should be read in conjunction with the accompanying notes.

                                    2 of 16

New Taohuayuan Culture Tourism Company Limited

Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                            As of December 31,
                                                       -------------------------
                                                           2005            2004
ASSETS                                       Note           US$             US$

Current assets
Bank balances and cash                                   68,403          93,294
Trade receivables                                        19,986          31,027
Prepayments and other debtors                            39,378          12,416
Inventories                                              44,102          44,861
Due from related parties                     4(b)       708,667         305,123
                                                     ------------    -----------

Total current assets                                    880,536         486,721
Property, plant and equipment, net            5       8,929,407       9,205,203
Prepayments                                   6      15,235,255      11,612,856
Deferred tax assets                           3         794,475         492,758
                                                     ------------    -----------

Total assets                                         25,839,673      21,797,538
                                                     ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables                                          159,246         174,251
Accrued charges and other creditors                     872,477         616,955
Deposits                                                 82,650          66,932
Income tax payable                                    4,838,597       3,630,035
Other taxes payable                                   1,619,432       1,322,617
Surcharge on taxes payable                   8(b)     2,734,050       1,832,741
Dividend payable                                              -          25,492
                                                     ------------    -----------

Total current liabilities                            10,306,452       7,669,023
                                                     ------------    -----------

Commitments and contingencies                 8

Stockholders' equity
Preferred stock, par value of US$0.001
   10,000,000 shares of stock authorized,
   none issued
     and outstanding
Common stock, par value of US$0.001
   50,000,000 shares of stock authorized,
   17,027,328 shares of stock issued and
   outstanding                                           17,027          17,027
Additional paid-in capital                           14,922,428      14,922,428
Statutory reserves                            7       1,584,607       1,271,817
Other comprehensive income                              352,710               -
Accumulated losses                                   (1,343,551)     (2,082,757)
                                                     ------------    -----------

Total stockholders' equity                           15,533,221      14,128,515
                                                     ------------    -----------

Total liabilities and stockholders' equity           25,839,673      21,797,538
                                                     ============    ===========

    The financial statements should be read in conjunction with the accompanying notes.

                                    3 of 16

New Taohuayuan Culture Tourism Company Limited

Consolidated Statements of Stockholders' Equity

--------------------------------------------------------------------------------


                          Share capital
                         ----------------
                                             Additional                Other
                         No. of               paid-in    Statutory   comprehen-   Accumulated
                         shares    Amount     capital    reserves    sive income     losses       Total
                                    US$         US$         US$          US$           US$          US$


Balance as of
  January 1, 2004     17,027,328   17,027   14,922,428   1,016,558           -   (988,412)     14,967,601

Net income for
  the year                     -        -            -           -           -    612,521         612,521

Dividend declared              -        -            -           -           - (1,451,607)     (1,451,607)

Transfer to
  statutory
  reserves                     -        -            -     255,259           -   (255,259)              -
                      ----------   ------   ----------   ---------   --------- -----------     ----------

Balances as of
 December 31, 2004    17,027,328   17,027   14,922,428   1,271,817           - (2,082,757)     14,128,515

Net income for
  the year                     -        -            -           -           -  1,051,996       1,051,996

Foreign currency
  translation
  adjustment                   -        -            -           -     352,710          -         352,710

Transfer to
  statutory
  reserves                     -        -            -     312,790           -   (312,790)              -

Balances as of
  December 31,
  2005                17,027,328   17,027   14,922,428   1,584,607     352,710 (1,343,551)     15,533,221
                      ==========   ======   ==========   =========   ========= ===========     ==========







The financial statements should be read in conjunction with the accompanying notes.

                                    4 of 16

New Taohuayuan Culture Tourism Company Limited

--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                         Year ended December 31,
                                                         -----------------------
                                                           2005          2004
                                                            US$           US$
Cash flows from operating activities:
Net income                                              1,051,996       612,521

Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation                                           501,131       498,624
   Loss on disposal of property, plant and equipment            -        42,148
   Exchange differences                                    14,398             -
   Changes in working capital:
     Trade receivables                                     11,784        (9,039)
     Prepayments and other debtors                        (26,664)       26,699
     Inventories                                            1,833         9,195
     Due from related parties                            (396,237)      977,428
     Trade payables                                       (19,177)       17,795
     Accrued charges and other creditors                  240,748       562,272
     Deposits                                              14,116       (12,043)
     Income tax payable                                 1,121,639       905,050
     Other taxes payable                                  265,144       377,249
     Surcharge on taxes                                   857,423       809,532
     Deferred tax assets                                 (289,918)     (144,428)
                                                       -----------   -----------

Net cash provided by operating activities               3,348,216     4,673,003
                                                       -----------   -----------

Cash flows from investing activities:
Purchase of property, plant and equipment                  (4,913)     (194,026)
Prepayments                                            (3,344,324)   (3,084,665)
Sale proceeds from disposal of property, plant and
   equipment                                                    -         8,505
                                                       -----------   -----------

Net cash used in investing activities                  (3,349,237)   (3,270,186)
                                                       -----------   -----------

Cash flows from financing activities:
Dividend paid                                             (26,103)   (1,717,134)
                                                       -----------   -----------

Net decrease in cash and cash equivalents                 (27,124)     (314,317)

Cash and cash equivalents at beginning of year             93,294       407,611

Effect on exchange rate changes                             2,233             -
                                                       -----------   -----------

Cash and cash equivalents at end of year,
   represented by bank balances and cash                   68,403        93,294
                                                       ===========   ===========


    The financial statements should be read in conjunction with the accompanying notes.

                                    5 of 16

New Taohuayuan Culture Tourism Company Limited

--------------------------------------------------------------------------------
Notes to the Financial Statements


1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

      New Taohuayuan Culture Tourism Company Limited ("New Tao") was incorporated under the laws of the state of Nevada on November 3, 2004. New Tao is an investment holding company during the year.

      Shaanxi New Taohuayuan Culture Tourism Company Limited ("Shaanxi THY") was incorporated in the People's Republic of China (the "PRC") on August 3, 1997 with limited liability. It principally operates a resort in Xian, the PRC, providing catering, hotel and related services.

      Pursuant to an agreement and plan of migratory merger entered into between New Tao and Shaanxi THY (on behalf of the original stockholders of Shaanxi
      THY) on November 5, 2004, New Tao consummated an acquisition of Shaanxi THY by issuing 17,027,328 shares of common stock of New Tao, par value of US$0.001, to the original stockholders of Shaanxi THY in exchange for their interests in Shaanxi THY (the "Transaction"). As a result, the controlling stockholder of Shaanxi THY has actual or effective operating control of New Tao and Shaanxi THY (collectively referred to as the "Company") after the Transaction. The Transaction was approved by the Shaanxi Ministry of Commerce on November 24, 2004. Since then, Shaanxi THY has become a wholly owned subsidiary of New Tao and its status has changed to a wholly foreign owned enterprise with the Company name changed to NTHY.

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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of accounting

      The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("USGAAP").






                                     6 of 16

New Taohuayuan Culture Tourism Company Limited

--------------------------------------------------------------------------------
Notes to the Financial Statements


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Preparation of financial statements

      The Company had negative working capital of US$9,425,916 and US$7,182,302 as of December 31, 2005 and 2004. This raised substantial doubt about the Company's ability to continue as a going concern. The negative working capital mainly arises from the provision for income and other taxes and related surcharge as discussed in note 8(b) to the financial statements. Management believes that the Company will be able to negotiate a settlement in instalments with the PRC tax authority if the PRC tax authority demands payment. In addition, since the Company has generated profits and positive operating cash flows, management is confident that the Company will be able to settle other liabilities by internally generated funds from operations. Therefore, the Company shall have sufficient funds to settle its liabilities when they come due. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

      Revenue recognition

      The Company generally recognizes catering, hotel and related service revenues when persuasive evidence of an arrangement exists, services are rendered, the fee is fixed or determinable, and collectibility is probable. Such service revenues are recognized net of discounts. Management fee income is recognized when services are rendered in accordance with the agreements (see note 4(c)(i)).

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

                                     7 of 16

New Taohuayuan Culture Tourism Company Limited

--------------------------------------------------------------------------------
Notes to the Financial Statements


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Foreign currency translation (cont'd)

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

      Earnings per share

      Basis earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common stocks outstanding for the periods.

      The calculation of diluted earnings per share is based on net income available to common shareholders and on the weighted average number of common stocks outstanding adjusted to reflect potentially dilutive securities. There were no potentially dilutive securities outstanding during any of the years and accordingly, basic and diluted earnings per share are the same.

      Trade receivables

      Trade receivables are recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally granted on a short-term basis, thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

      Inventories

      Inventories, mainly comprised of raw materials and consumables, are stated at the lower of cost or market. Potential losses from obsolete and slow-moving inventories are provided for when identified. Cost, which comprises all costs of purchase and, where applicable, other costs that have been incurred in bringing the inventories to their present location and condition, is calculated using the first-in, first-out method.

      Cash equivalents

      Cash equivalents include all highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and are so near maturity that they represent insignificant risk of changes in value because of changes in interest rates.


                                     8 of 16

New Taohuayuan Culture Tourism Company Limited

--------------------------------------------------------------------------------
Notes to the Financial Statements


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Use of estimates
      The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to depreciation, taxes and contingencies. Actual results could differ from those estimates.

      Fair value of financial instruments

      The disclosure of estimated fair values for financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which include cash, trade receivables and trade payables, approximate their carrying values in the financial statements due to the short-term maturities of these assets and liabilities.

      Property, plant and equipment and depreciation

      Property, plant and equipment are stated at cost less accumulated depreciation.

      The cost of an asset consists of its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, are normally recognized as an expense in the period in which they are incurred. In situations where it can be clearly demonstrated that an expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

      When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

      Depreciation is calculated to write off the cost of property, plant and equipment over their estimated useful lives as set out below, from the date on which they become fully operational and after taking into account their estimated residual values, using the straight-line method:

      Leasehold land                          over the unexpired term of leases
      Buildings                               40 years
      Other building structures               15 years
      Fixtures and fittings                   15 years
      Electrical equipments                   12 years
      Motor vehicles                          10 years
      Other equipments                        10 years

                                     9 of 16

New Taohuayuan Culture Tourism Company Limited

--------------------------------------------------------------------------------
Notes to the Financial Statements


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Impairment of long-lived assets

      Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". An asset is considered impaired if its carrying amount exceeds the future net cash flows the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The recoverability of long-lived assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on the asset's fair value.

      Related parties

      Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

3.    INCOME TAX

      The Company is subject to the PRC enterprise income tax at the rate of 33%. The income tax expense comprised:

                                                        Year ended December, 31
                                                        ------------------------
                                                           2005           2004
                                                            US$            US$

      Current tax expense                               1,106,495       905,050
      Deferred tax benefit                               (286,003)     (144,428)
                                                       -----------   -----------

                                                          820,492       760,622
                                                       ===========   ===========

      A reconciliation of the PRC enterprise income tax rate to the effective income tax rate is as follows:

                                                        Year ended December, 31
                                                       -------------------------
                                                            2005         2004
                                                             %             %

      Statutory rate                                          33           33
      Surcharge on taxes not deductible for PRC
        enterprise income tax purposes                        15           19
      Other non-temporary differences                         (4)           3
      Effective tax rate                                      44           55
                                                      ===========   ==========

                                    10 of 16

New Taohuayuan Culture Tourism Company Limited

--------------------------------------------------------------------------------
Notes to the Financial Statements


3.    INCOME TAX (CONTINUED)

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets represent deductible temporary differences arising mainly from the impairment loss on property, plant and equipment recognized in a prior year and the additional provision for other taxes.

4.    RELATED PARTY TRANSACTIONS

      In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

      (a)  Name and relationship of related parties

      Name                                    Relationship with the Company
      ----                                    -----------------------------

     Chen Jingmin                             A director and stockholder of
                                              the Company.

     Shaanxi New Taohuayuan Economy           The principal stockholder of the
     Trade Company Limited                    Company in which Chen Jingmin has
     ("Trading Company") *                    control and a beneficial interest.

     Shaanxi Wenhao Zaliang Shifu Limited     A stockholder of the Company in
     ("Wenhao")*                              which Chen Jingmin has control and
                                              a financial interest.

     Shaanxi Kangze Economic and Trade        A stockholder of the Company in
     Limited ("Kangze") *                     which Chen Jingmin has control and
                                              a beneficial interest.

   * The official names are in Chinese and the English names are a straight translation for reference only.

(b)   Due from related parties
                                                         As of December 31,
                                                     ---------------------------
                                                          2005            2004
                                             Note          US$             US$

           Due from Trading Company           (i)       575,475         112,739
           Due from Wenhao                    (i)       133,192         192,384
                                                       ---------    -----------

                                                        708,667         305,123
                                                       =========    ===========

     (i) The amounts due from Trading Company and Wenhao are unsecured, interest-free and have no fixed repayment terms.


                                    11 of 16

New Taohuayuan Culture Tourism Company Limited

--------------------------------------------------------------------------------
Notes to the Financial Statements


4.    RELATED PARTY TRANSACTIONS (CONTINUED)

(c)   Summary of related party transactions

                                                        Year ended December 31,
                                                       -------------------------

                                             Note       2005            2004
                                                        US$             US$
           Management fee income earned from:
           - Trading Company                 (i)        427,674         411,773
           - Wenhao                          (i)        983,638         993,866
           Laundry income earned from:
           - Trading company                 (ii)       21,995          7,863
           - Wenhao                          (ii)       27,493          42,944
           Rental income and other          (iii)
              services income earned from
              Trading Company                           362,409         32,292
                                                       ============    =========


    (i) The Company entered into management agreements with Trading Company and Wenhao on January 15, 2004 for a period of five years commencing from January 15, 2004. The annual management fees from Trading Company and Wenhao are fixed at US$427,674 and US$1,038,637 respectively, plus a bonus calculated at 15% on the excess of the actual revenue over targeted revenue. There was no bonus management fee income earned by the Company for the years ended December 31, 2005 and 2004.

   (ii) Pursuant to the agreements entered into between the Company and the related parties effective January 1, 2004, the Company provides laundry services to Trading Company and Wenhao at annual fees of US$21,995 and US$29,326 respectively.

         The amounts of management fee income and laundry income from Wenhao recognized during the year ended December 31, 2005 were different from the amounts stipulated in the agreements because Wenhao suspended business for decoration work during the year and therefore no income was earned from Wehnao during that period.

  (iii) The Company entered into a rental agreement with Trading Company on January 15, 2005. The rental income was charged at a 50% discount of the standard daily rate.




                                    12 of 16

New Taohuayuan Culture Tourism Company Limited

--------------------------------------------------------------------------------
Notes to the Financial Statements


5.    PROPERTY, PLANT AND EQUIPMENT

                                                         As of December 31,
                                                    ----------------------------
                                                       2005 US$         2004 US$

      Leasehold land                                  2,825,116       2,759,049
      Buildings                                       6,156,086       6,012,124
      Other building structures                       1,451,564       1,417,619
      Electric equipments                               381,987         373,054
      Fixtures and fittings                           1,308,485       1,277,886
      Motor vehicles                                    265,072         258,873
      Other equipments                                  828,213         797,349
                                                    -----------    -------------

      Cost                                           13,216,523      12,895,954
      Less: Accumulated depreciation                 (4,287,116)     (3,690,751)
                                                    -----------    -------------

      Property, plant and equipment, net              8,929,407       9,205,203
                                                    ===========    =============


      The leasehold land is situated in the PRC and the leases are granted for:

                                                         As of December 31,
                                                    ----------------------------
                                                        2005             2004
                                                         US$              US$

      40 years until 2037                             1,257,793       1,228,379
      68 years until 2065                             1,567,323       1,530,670
                                                    -----------    -------------

                                                      2,825,116       2,759,049
                                                    ===========    =============

6.    PREPAYMENTS

      The balances as of December 31, 2005 and 2004 included prepayments of US$13,872,752 and US$10,282,217 respectively made to the local government for acquisition of a piece of land in the PRC. Pursuant to an agreement signed on May 26, 2002 (the "Agreement"), total estimated consideration for the land is US$14,516,070. There is no specific due date for payment of the balance of the consideration in the Agreement.

      The Company proposes to use the land for property development. The Agreement stipulates that the planning and preparation works should be completed by the end of 2002 while the construction work should have commenced by March 2004. Up to December 31, 2005, the Company paid design and planning fees of US$1,362,503. Although the project has been delayed, management believes that the Agreement still remains effective and there is no penalty for the delay pursuant to the Agreement.

                                    13 of 16

New Taohuayuan Culture Tourism Company Limited

--------------------------------------------------------------------------------
Notes to the Financial Statements


6.    PREPAYMENTS (CONTINUED)

      Although it is the present intention of the management to develop the land, the Company shall have a right to dispose of the land through the local government subject to certain conditions. The land was valued by international professional valuation specialists on a depreciated replacement cost basis and its value at December 31, 2005 was approximately US$19 million.


7.    STATUTORY RESERVES

      Statutory reserves include a statutory surplus reserve and a statutory public welfare fund, which are maintained in accordance with the legal requirements in the PRC. Pursuant to the Articles of Association, the Company has to appropriate 10% and 5% to 10% of the net income, based on the accounts prepared in accordance with accounting principles generally accepted in the PRC, to the statutory surplus reserve and statutory public welfare fund, respectively.The statutory surplus reserve can be utilized to offset prior years' losses or for capitalization as paid-in capital, whereas the statutory public welfare fund shall be utilized for collective staff welfare benefits such as building of staff quarters or housing. No distribution of the statutory reserves shall be made other than on liquidation of the Company.

8.    COMMITMENTS AND CONTINGENCIES

      (a)  Capital commitment
           As of December 31, 2005 and 2004, the Company had capital expenditure commitments contracted but not provided for net of deposits paid for the acquisition of land as mentioned in note 6 to the financial statements amounting to US$990,911 and US$4,233,854 respectively.

      (b)  Contingencies
           Prior to the conversion into a wholly foreign owned enterprise as mentioned in note 1 above, Shaanxi THY had certain arrangements with the local government that the total taxes payable of the Company, including mainly the PRC enterprise income tax and business tax, was subject to a maximum amount of US$120,967 per annum and that Shaanxi THY was not liable for any taxes in excess of that amount. However, this arrangement is not in compliance with national laws and regulations in the PRC. For this reason, the Company has made full tax provision in accordance with relevant national and local laws and regulations in the PRC, together with a default interest that may be levied on the Company at a daily rate of 0.05% of the unpaid taxes. Other taxes which include mainly a business tax, have been provided at a certain percentage on the revenue derived by the Company during the years.



                                    14 of 16

New Taohuayuan Culture Tourism Company Limited

--------------------------------------------------------------------------------
Notes to the Financial Statements


8.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

      (b)  Contingencies (cont'd)
           Despite the fact that the Company has made full provision of the taxes and related default interest in the financial statements, the Company may be subject to penalties ranging from 50% to 500% of the underpaid tax amounts. The exact amount of penalty cannot be estimated with any reasonable degree of certainty.

9.    RETIREMENT BENEFITS AND OTHER EMPLOYMENT BENEFITS

      As stipulated by the rules and regulations in the PRC, the Company is required to contribute to a state-sponsored social insurance plan for all of its employees who are residents in the PRC at rates ranging from 12% to 17% of the basic salary of its employees. The Company has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state-sponsored retirement plan is responsible for the entire pension obligations payable to all employees. The expenses charged to consolidated statements of operations for a state-sponsored social insurance plan amounted to US$15,875 and US$12,504 for the years ended December 31, 2005 and 2004 respectively.

10.   OPERATING RISK

     (a) Country riskThe Company may be exposed to risks as a result of its operations being carried out in the PRC. These include risks associated with, among others, the political, economic and legal environmental and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company's management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in an adverse impact.

     (b) Bank balances and cash The Company maintains its cash balances with various banks and trust companies located in the PRC. In common with local practice, such amounts are not insured or otherwise protected should the amounts placed with the banks and trust companies be non-recoverable. There has been no history of credit losses in these regards.

                                    15 of 16

New Taohuayuan Culture Tourism Company Limited

--------------------------------------------------------------------------------
Notes to the Financial Statements



10.   OPERATING RISK (CONTINUED)

     (c)   Credit risk

           Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when there are similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Since a majority of the Company's business is on a cash basis and credit is only granted to limited customers, it does not consider itself be exposed to significant credit risk with regards to collection of the receivables. There was no significant credit loss during the year ended December 31, 2005.









                                    16 of 16

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April 2006.


                                NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


                                By: /s/ Cai Danmei
                                    -----------------------------------------
                                    Cai Danmei, Chief Executive Officer and
                                    Principal Financial and Accounting Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date



/s/ Chen Jingmin               Director            April 12, 2006
----------------------
Chen Jingmin

/s/ Liu Bo                     Director            April 12, 2006
----------------------
Liu Bo

/s/ Cai Danmei                 Director            April 12, 2006
----------------------
Cai Danmei

/s/ Hu Yangxiong               Director            April 14, 2006
----------------------
Hu Yangxiong

/s/ Yang Erping                Director            April 14, 2006
----------------------
Yang Erping

/s/ Zhao Jianwen               Director            April 14, 2006
----------------------
Zhao Jianwen

/s/ Wang Chang Zhu             Director            April 14, 2006
----------------------
Wang Chang Zhu

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


                                   FORM 10-KSB

                                    EXHIBITS