Form 10QSB
period 2006-03-31
New Taohuayuan Culture Tourism Co., Ltd.
filed 2006-05-17
CIK 1311185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number - None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.

         Nevada                                        98-0440893
---------------------------                    -------------------------
State or other jurisdiction                      (I.R.S.) Employer
 of incorporation                                 Identification No.

                                1# Dongfeng Road
                   Xi'an Weiyang Tourism Development District
                                  Xi'an, China
                     Address of principal executive offices

                                0086-29-86671555
               Registrant's telephone number, including area code

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

      Yes        X               No
            ---------                  ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

      Yes                        No    X
            --------                 ------

     As of May 15, 2006 the Company had 17,027,328 outstanding shares of common stock.

                   Condensed Consolidated Financial Statements
                       New Taohuayuan Culture Tourism Company Limited
                   Three months ended March 31, 2006 and 2005

New Taohuayuan Culture Tourism Company Limited

Condensed Consolidated Statements of Operations
-------------------------------------------------------------------------------

                                                             (Unaudited)
                                                         Three months ended
                                                              March 31,
                                                        ---------------------
                                                        2006            2005
                                              Note       US$             US$
Operating revenues
Catering services income                               497,809       447,730
Hotel and related services income                      384,922       326,983
Management fee income                         5(c)     312,756       362,902
                                                     ---------     ---------
                                                     1,195,487     1,137,615
                                                     ---------     ---------
Operating expenses
Depreciation                                           127,156       123,969
Raw materials and consumables used                     199,842       171,346
Salaries, wages and allowances                          91,933        80,321
General and administrative expenses                    137,048       133,794
Other taxes                                             62,493        70,093
                                                      ---------     ---------
Total operating expenses                               618,472       579,523
                                                      ---------     ---------
Income from operations                                 577,015       558,092
                                                      ---------     ---------
Non-operating income (expense)
Interest income                                            296            20
Sundry income                                            3,988         1,985
Surcharge on taxes                            7(b)    (367,457)     (293,088)
                                                      ---------     ---------
                                                      (363,173)     (291,083)
                                                      ---------     ---------
Income before income tax                               213,842       267,009
Income tax                                    4       (278,374)     (198,926)
                                                      ---------     ---------
Net (loss) income                                      (64,532)       68,083
                                                      =========     =========
Earnings (Loss) per share
- Basic                                                   0.00          0.00
- Diluted                                                 0.00          0.00
                                                      =========     =========

The financial statements should be read in conjunction with the accompanying notes.


                                     1 of 9

New Taohuayuan Culture Tourism Company Limited

Condensed Consolidated Balance Sheet
-------------------------------------------------------------------------------
                                                                (Unaudited)
                                                                   As of
                                                                 March 31,
                                                                  2006  US$
ASSETS                                                Note

Current assets
Bank balances and cash                                             52,732
Trade receivables                                                  30,580
Prepayments and other debtors                                      40,999
Inventories                                                        44,205
Due from related parties                              5(b)        786,298
                                                                ---------

Total current assets                                              954,814
Property, plant and equipment, net                              8,808,165
Prepayments                                           6        15,842,188
Deferred tax assets                                               739,838
                                                               -----------
Total assets                                                   26,345,005
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables                                                    124,908

Accrued charges and other creditors                               867,719
Deposits                                                           56,866
Income tax payable                                               5,062,334
Other taxes payable                                              1,662,982

Surcharge on taxes payable                            7(b)       3,101,507
                                                                -----------
Total current liabilities                                       10,876,316
                                                                ----------

Commitments and contingencies                         7

Stockholders' equity
Preferred stock, par value of US$0.001
   10,000,000 shares of stock authorized,
     none issued and outstanding
Common stock, par value of US$0.001 50,000,000
     shares of stock authorized, 17,027,328
     shares of stock issued and outstanding                        17,027

Additional paid-in capital                                     14,922,428
Statutory reserves                                              1,584,607
Other comprehensive income                                        352,710
Accumulated losses                                             (1,408,083)
                                                              ------------
Total stockholders' equity                                     15,468,689
                                                              -----------
Total liabilities and stockholders' equity                     26,345,005
                                                              ============

The financial statements should be read in conjunction with the accompanying notes.


                                     2 of 9

New Taohuayuan Culture Tourism Company Limited

Condensed Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------
                                                              (Unaudited)
                                                         Three months ended
                                                              March 31,
                                                        -----------------------
                                                        2006           2005
                                                         US$            US$

Cash flows from operating activities:
Net (loss) income                                      (64,532)       68,083

Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
    Depreciation                                       127,156       123,969
    Changes in working capital:
      Trade receivables                                (10,594)        1,311
      Prepayments and other debtors                     (1,621)       (3,494)
      Inventories                                         (103)       (3,539)
      Due from related parties                         (77,631)     (277,141)
      Trade payables                                   (34,338)       17,052
      Accrued charges and other creditors               (4,758)      (14,791)
      Deposits                                         (25,784)        7,077
      Income tax payable                               223,737       201,554
      Other taxes payable                               43,550        33,078
      Surcharge on taxes                               367,457       293,088
      Deferred tax assets                               54,637        (2,628)
                                                    ----------   -----------
Net cash provided by operating activities              597,176       443,619
                                                     ---------     ---------

Cash flows from investing activities:
Purchase of property, plant and equipment               (5,914)       (5,812)
Prepayments                                           (606,933)     (471,773)
                                                     ---------      --------
Net cash used in investing activities                 (612,847)     (477,585)
                                                      --------      --------

Net decrease in cash and cash equivalents              (15,671)      (33,966)

Cash and cash equivalents at beginning of period        68,403        93,294
                                                      --------    ----------

Cash and cash equivalents at end of period,
  represented by bank balances and cash                 52,732        59,328
                                                      ========     =========


The financial statements should be read in conjunction with the accompanying notes.


                                     3 of 9

New Taohuayuan Culture Tourism Company Limited

Notes to the Condensed Consolidated Financial Statements
-------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

      These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 included in the Company's Form 10-KSB filed on April 14, 2006.


2. ORGANIZATION AND PRINCIPAL ACTIVITIES

      New Taohuayuan Culture Tourism Company Limited ("New Tao") was incorporated under the laws of the state of Nevada on November 3, 2004. New Tao is an investment holding company and its subsidiary, Shaanxi New Taohuayuan Culture Tourism Company Limited ("Shaanxi THY"), principally operates a resort in Xian, the People's Republic of China, providing catering, hotel and related services.

      In November 2004, Shaanxi THY was converted into a wholly foreign owned enterprise.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of accounting

      The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

      Preparation of financial statements

      The Company had negative working capital of US$9,921,502 as of March 31, 2006. This raised substantial doubt about the Company's ability to continue as a going concern. The negative working capital mainly arises from the provision for income and other taxes and related surcharge as discussed in note 7(b) to the financial statements. Management believes that the Company will be able to negotiate a settlement in installments with the PRC tax authority if the PRC tax authority demands payment. In addition, since the Company has generated positive operating cash flows, management is confident that the Company will be able to settle other liabilities by internally generated funds from operations. Therefore, the Company will have sufficient funds to settle its liabilities when they come due. As a result, the financial statements have been prepared in conformity with the principles applicable to a going concern.

                                     4 of 9

      Revenue recognition

      The Company generally recognizes catering, hotel and related service revenues when persuasive evidence of an arrangement exists, services are rendered, the fee is fixed or determinable, and collectability is probable. Such service revenues are recognized net of discounts. Management fee income is recognized when services are rendered in accordance with the agreements (see note 5(c)(i)).

      Income and other taxes

      Provision for income and other taxes has been made in accordance with the tax rates and laws in effect in the PRC.

      Deferred taxes are provided using the liability method for all significant temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry-forwards. The tax consequences of those differences are classified as current or non-current based on the classification of the related assets or liabilities in the financial statements.

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

                                     5 of 9

4.    INCOME TAX

   The Company is subject to the PRC enterprise income tax at the rate of 33%. The income tax expense comprised:

                                                            (Unaudited)
                                                         Three months ended
                                                              March 31,
                                                         -------------------
                                                          2006         2005
                                                           US$          US$

      Current tax expense                                223,737      201,554
      Deferred  tax expense (benefit)                     54,637       (2,628)
                                                       ---------     ---------
                                                         278,374      198,926
                                                       =========     =========

5. RELATED PARTY TRANSACTIONS

   In addition to the transactions/information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

      (a)  Name and relationship of related parties

     Name                                      Relationships with the Company

     Chen Jingmin                              A director and stockholder of the
                                               Company

     Shaanxi New Taohuayuan Economy Trade      The principal stockholder of the
     Company Limited ("Trading  Company")      Company in which Chen Jingmin
            *                                  has control and  a  beneficial
                                               interest

     Shaanxi Wenhao Zaliang Shifu,             A stockholder of the Company in
            Limited ("Wenhao") *               which Chen Jingmin has control
                                               and a beneficial interest

* The official names are in Chinese and the English names are a straight translation for reference only.

                                     6 of 9

(b)   Due from related parties
                                                             (Unaudited)
                                                               As of
                                                            March 31, 2006
                                                            ---------------
                                                    Note          US$

           Due from Trading Company                  (i)        520,966
           Due from Wenhao                           (i)        265,332
                                                               --------
                                                                786,298
                                                               ========

(i)  The  amounts   due  from   Trading   Company  and  Wenhao  are   unsecured,
     interest-free and have no fixed repayment terms.

(c)   Summary of related party transactions
                                                               (Unaudited)
                                                           Three months ended
                                                                March 31,
                                                           ------------------
                                                   Note     2006        2005
                                                             US$         US$
           Management fee income earned from:
           - Trading Company                        (i)     49,546     105,847
           - Wenhao                                 (i)    263,210     257,055
           Laundry income earned from:
           - Trading company                       (ii)      2,477       5,444
           - Wenhao                                (ii)      7,432       6,048
           Rental and other services income
              earned from Trading Company         (iii)         --       8,073
                                                           =======    ========

(i) The Company entered into management agreements with Trading Company and Wenhao on January 15, 2004 for a period of five years commencing from January 15, 2004. The annual management fees from Trading Company and Wenhao are fixed at US$433,524 and US$1,052,843 respectively, plus a bonus calculated at 15% on the excess of the actual revenue over targeted revenue. There was no bonus management fee income earned by the Company for the three months ended March 31, 2006 and 2005.

(ii) Pursuant to agreements entered into between the Company and the related parties effective from January 1, 2004, the Company provides laundry services to Trading Company and Wenhao at annual fees of US$22,295 and US$29,727, respectively.of US$22,295 and US$29,727, respectively.

                                     7 of 9

           The amounts of management fee income and laundry income from Trading Company recognized during the three months ended March 31, 2006 were different from the amounts stipulated in the agreements because Trading Company has suspended business for renovation from mid-February to March 31, 2006 and therefore no income was earned from Trading Company during that period.

(iii) The Company entered into a rental agreement with Trading Company on January 15, 2004. The rental income was charged at a 50% discount of the standard daily rate. No rental income was earned from Trading Company for the three months ended March 31, 2006.


6. PREPAYMENTS

      The balance as of March 31, 2006 included prepayments of US$14,479,685 made to the local government for acquisition of a piece of land in the PRC. Pursuant to an agreement signed on May 26, 2002 (the "Agreement"), total estimated consideration for the land is approximately US$15 million. There is no specific due date for payment of the balance of the consideration in the Agreement.

      The Company proposes to use the land for property development. The Agreement stipulates that the planning and preparation works should be completed by the end of 2002 while the construction work should have commenced by March 2003. Up to March 31, 2006, the Company paid design and planning fees of US$1,362,503. Although the project has been delayed, management believes that the Agreement still remains effective and there is no penalty for the delay pursuant to the Agreement.

      Although it is the present intention of the management to develop the land, the Company shall have a right to dispose of the land through the local government. The land was valued by international professional valuation specialists on a depreciated replacement cost basis and its value at December 31, 2005 was approximately US$19 million.


                                     8 of 9

7. COMMITMENTS AND CONTINGENCIES

      (a)  Capital commitment

          As of March 31, 2006, the Company had capital expenditure commitments contracted but not provided for net of deposits paid for the acquisition of land as mentioned in note 6 to the financial statements amounting to US$383,977.

      (b)  Contingencies

          Prior to the conversion into a wholly foreign owned enterprise as mentioned in note 1 above, Shaanxi THY had certain arrangements with the local government that the total taxes payable of the Company, including mainly the PRC enterprise income tax and business tax, was subject to a maximum amount of US$123,864 per annum and that Shaanxi THY was not liable for any taxes in excess of that amount. However, this arrangement is not in compliance with national laws and regulations in the PRC. For this reason, the Company has made full tax provision in accordance with relevant national and local laws and regulations in the PRC, together with a default interest that may be levied on the Company at a daily rate of 0.05% of the unpaid taxes. Other taxes include mainly business tax, which have been provided at a certain percentage on the revenues derived by the Company during the periods. Despite the fact that the Company has made full provision of the taxes and related default interest in the financial statements, the Company may be subject to penalties ranging from 50% to 500% of the underpaid tax amounts. The exact amount of penalty cannot be estimated with any reasonable degree of certainty.



                                     9 of 9

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

      Our business is not seasonal in nature.

Results of Operation for the three months ended March 30, 2006 compared to three months ended March 31, 2005

      Key performance indicators which we use to manage our business and to assess future operating results are shown below:

                                       Increase or
      Category                        (Decrease) US$     Percentage

      Operating Revenue                   57,872            5.1%
      Operating Expenses                  38,949            6.7%
      Non-Operating Expenses              72,090           24.8%
      Income Tax                          79,448           40.0%
      Net Income                        (132,615)       (194.8)%

Operating Revenues

                              Three months ended
                                   March 31,          Increase or
Category                     2006 US$     2005 US$   (Decrease) US$  Percentage
--------                     --------     --------   --------------  ----------

Catering Services Revenue     497,809     447,730        50,079       11.19%
Hotel and Related Services
     Revenue                  384,922     326,983        57,939       17.72%
Management Revenue            312,756     362,902       (50,146)    (13.82)%
                           ----------   ---------     ---------
   Total                    1,195,487   1,137,615        57,872         5.1%
                            =========   =========     =========

     The increase in Catering Services revenue was due to the new menu items introduced this year. Hotel and Related Services revenue was lower than normal last year as a result of cold weather and heavy snow during the first three months of 2005. The winter was not as severe this year and our occupancy rate for the first three months of 2006 improved to 79%, as compared to 52% for the same period last year. Management revenues decreased because the Dongjin Taoyuan Villas closed for repairs on February 13, 2006.

Operating Expenses

                              Three months ended
                                   March 31,          Increase or
Category                     2006 US$     2005 US$   (Decrease) US$  Percentage
--------                     --------     --------   --------------  ----------

Depreciation                  127,156     123,969        3,187        2.57%
Raw material and
   consumables used           199,842     171,346       28,496       16.63%
Salaries, Wages and
   Allowances                  91,933      80,321       11,612       14.46%
General and Administrative    137,048     133,794        3,254        2.43%
Other taxes                    62,493      70,093       (7,600)      10.84%
                            ---------    --------     --------
   Total Operating Expenses   618,472     579,523       38,949         6.7%
                            =========    ========      =======

      The cost of our raw materials and consumables for the three months ended March 31, 2006 increased in line with the increases in revenue from Catering Services and Hotel and Related Services.

      Salaries, Wages and Allowances increased due to the hiring of new management personnel and higher wages paid to our power station engineers.

     General and Administrative expenses increased from the comparable period in 2005 since we hired more employees during the first three months of 2006. We also hosted more events during the 2006 spring festival which resulted in more power consumption.

Non-operating Income (Expense)


                              Three months ended
                                   March 31,          Increase or
Category                     2006 US$     2005 US$   (Decrease) US$  Percentage
--------                     --------     --------   --------------  ----------

Interest Revenue                296          20            276       1380.00%
Sundry Revenue                 3,988       1,985         2,003        100.91%
Surcharge on taxes          (367,457)   (293,088)       74,369         25.37%
                            ---------   ---------     --------
Total Non-operating Expense (363,173)   (291,083)       76,648          26.3%
                            =========   =========     ========

      We had arrangements with the local government which provided that our total taxes payable, including the PRC enterprise income and business tax, would be subject to a maximum of US$123,864 per year. Since this arrangement was not in compliance with the national laws and regulations in the PRC we made accruals for all taxes which may be due in accordance with PRC laws and regulations, together with interest on the unpaid taxes at a rate of 0.05% per day. The increase in the surcharge on taxes was the result of the accumulation of additional unpaid taxes.

Income tax

      Our effective tax rates were 130% and 75% respectively for the three months ended March 31, 2006 and 2005. The difference between the effective tax rate and the PRC enterprise income tax rate is mainly due to the surcharge on taxes which we are accruing and which is not deductible for PRC enterprise income tax purposes.

Liquidity and Capital Resources

       Our material sources (uses) of cash during the following periods were:

                                              Three months       Three months
                                                 ended              ended
                                             March 31, 2006     March 31, 2005
                                             --------------     --------------

  Cash provided by operations                   $597,176           $443,619
  Purchase of property, plant and equipment      (5,914)            (5,812)
  Payment for land use rights                   606,933)          (471,773)
  Cash on hand at beginning of period            68,403             93,294


      We intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. We have not started actual construction work on these projects.

     As of March 31, 2006 project expenditures for the mixed-use development in Lantian were $14,480,000 for the land use rights and $1,363,000 for preliminary planning and design. We anticipate that the remaining costs to develop the project, excluding the remaining $2,325,000 payment for the land use rights, will be approximately $45,000,000 over five years. We expect to begin construction on the property in 2007.

      As of March 31, 2006 project expenditures for the hotel and resort in Xian were $1,258,000 for the land use rights. We expect to complete the New Hainan hotel and resort project in 2007 and commence operations at the end of 2007. The remaining costs to develop the project are expected to be approximately $5,000,000.

      We had a written arrangement with the local government which provides that the total taxes payable by us, including the PRC enterprise income tax and business tax, would be subject to a maximum amount of US$123,864 per year. However, this arrangement was not in compliance with the national tax laws and regulations in the PRC which require that taxes are based upon a percentage of taxable income and are not limited to a specific amount. Accordingly, we have accrued all taxes which may be due in accordance with relevant national and local laws and regulations in the PRC, together with a surcharge for interest that may be levied on the unpaid taxes at a rate of 0.05% per day. By December 31, 2006 we plan to resolve this issue with the national PRC taxing authorities. If the PRC taxing authority demands payment of all taxes and interest which they claim are due we believe that we will be able to pay the amounts owed in installments with cash from our operations. We do not have any legal opinion concerning the validity of our tax agreement with the local government.

       Based upon the foregoing, our future capital requirements are:

                                                   Projected
Activity                                           Time Frame    Estimated Cost
--------                                          -----------    --------------
Pay remaining amount for land use rights
  for Lantian project                               12/2006       $ 2,325,000
Construction and development costs -
  Lantian project                                 2007-2012       $45,000,000
Construction and development costs - New
  Hanian project                                  2006-2007       $ 5,000,000
Accrued taxes                                       Unknown       $ 9,827,000

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

      We do not know of any trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity other than our need to pay the taxes and surcharges which we have accrued as liabilities on our March 31, 2006 balance sheet.

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

Taxes

      Although we had a written arrangement with the local government which provides that the total taxes payable by us, including the PRC enterprise income tax and business tax, would be subject to a maximum amount of US$123,864 per year, we do not believe that this arrangement is in compliance with the national tax laws and regulations in the PRC which require that taxes are based upon a percentage of taxable income and are not limited to a specific amount. Accordingly, we have accrued all taxes which may be due in accordance with relevant national and local laws and regulations in the PRC, together with a surcharge for interest that may be levied on the unpaid taxes at a rate of 0.05% per day. If the taxes and interest we ultimately are required to pay are less than the amounts we have accrued, we will reduce our recorded liability for unpaid taxes.

ITEM 3. CONTROLS AND PROCEDURES

      Cai Danmei, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report, and in her opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to her by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three months ended March 31, 2006.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2006.

                                        NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.



                                        By: /s/ Cai Danmei
                                            -------------------------------
                                            Cai Danmei, Chief Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer