Form 10QSB
period 2006-06-30
New Taohuayuan Culture Tourism Co., Ltd.
filed 2006-08-21
CIK 1311185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                             OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number - None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.

          Nevada                                       98-0440893
-------------------------------             --------------------------------
State or other jurisdiction              (I.R.S.) Employer Identification No.
of incorporation


                                1# Dongfeng Road
                   Xi'an Weiyang Tourism Development District
                                  Xi'an, China
                     ----------------------- -------------
                     Address of principal executive offices

                                0086-29-86671555
       ------------------------------------------------------------------
               Registrant's telephone number, including area code

                                       N/A
           ----------------------------------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes        X                              No
                  ------------                              ------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                                       No         X
                  ------------                              -------------

    As of August 15, 2006 the Company had 17,027,328 outstanding shares of common stock.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 New Taohuayuan Culture Tourism Company Limited

                     Six months ended June 30, 2006 and 2005

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page

Condensed Consolidated Balance Sheet as of June 30, 2006 (Unaudited)     F-1

Condensed Consolidated Statements of Income and Accumulated Other
   Comprehensive Income for the Six and Three Months Ended
    June 30, 2006 and 2005 (Unaudited)                                   F-2

Condensed Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 2006 and 2005 (Unaudited)                             F-3

Notes to Condensed Consolidated Financial Statements                  F-4 - F-16

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2006 (UNAUDITED)
                                    (IN US$)

                                     ASSETS
   Current Assets:
     Cash and cash equivalents                            $       14,309
     Accounts receivable                                           9,455
     Inventories                                                  43,109
     Loan receivable                                             250,138
     Prepaid expenses and other current assets                    80,398
     Due from related parties                                    953,439
                                                          --------------
       Total Current Assets                                    1,360,848
                                                           -------------
     Fixed assets, net of depreciation                         8,755,573
                                                           -------------

   Other Assets:
     Long-term assets                                         16,479,091
                                                            ------------
       Total Other Assets                                     16,479,091
                                                            ------------
   TOTAL ASSETS                                              $26,595,512
                                                             ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses                    $     837,411
  Deferred tax liability                                           2,993
  Taxes payable                                                2,504,349
                                                            ------------
      Total Current Liabilities                                3,344,753
                                                            ------------
Commitments and contingencies
      Total Liabilities                                        3,344,753
                                                            ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 Par Value; 10,000,000 shares authorized
       and 0 shares issued and outstanding                            --
  Common stock, $.001 Par Value; 50,000,000 shares authorized
       and 17,027,328 shares issued and outstanding               17,027
  Additional paid-in capital                                  14,922,428
  Statutory reserves                                           1,585,036
  Retained earnings                                            5,963,251
  Accumulated other comprehensive income (loss)                  763,017
                                                            ------------
      Total Stockholders' Equity                              23,250,759
                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 26,595,512
                                                            ============





The accompanying notes are an integral part of the condensed consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     ACCUMULATED OTHER COMPREHENSIVE INCOME
      FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
                                    (IN US $)

                                                   Six Months Ended             Three Months Ended
                                                        June 30,                      June 30,
                                                   2006          2005           2006          2005
OPERATING REVENUES
   Catering and hotel related services income  $ 1,720,738    $ 1,818,691     $ 978,252     $ 876,704
   Management, rental and laundry income           799,373        725,803       486,617       362,901
                                               -----------    -----------     ---------     ---------

    TOTAL OPERATING REVENUES                     2,520,111      2,544,494     1,464,869     1,239,605

COST OF REVENUES                                   423,371        409,801       223,529       237,735
                                               -----------    -----------    ----------    ----------

GROSS PROFIT                                     2,096,740      2,134,693     1,241,340     1,001,870
                                               -----------    -----------    ----------    ----------

OPERATING EXPENSES
 Salaries and wage related expenses                147,545        160,892        55,612        80,571
 General and administrative fees                   482,374        437,403       286,821        33,516
 Depreciation, amortization and impairment         254,990        247,938       127,834       123,969
                                               -----------    -----------    ----------    ----------
       Total Operating Expenses                    884,909        846,233       470,267       438,056
                                               -----------    -----------    ----------    ----------

INCOME BEFORE OTHER INCOME (EXPENSE)             1,211,831      1,288,460       771,073       563,814

OTHER INCOME (EXPENSE)
   Interest income                                     558            208           262           188
   Loss on disposal of assets                       (9,502)            --        (9,502)           --
                                               -----------    -----------    ----------    ----------
       Total Other Income (Expense)                 (8,944)           208        (9,240)          188

NET INCOME BEFORE PROVISION FOR INCOME TAXES     1,202,887      1,288,668       761,833       564,002
Provision for Income Taxes                        (430,377)      (405,193)     (152,003)     (206,267)
                                               -----------    -----------    ----------    ----------

NET INCOME APPLICABLE TO COMMON SHARES         $   772,510    $   883,475     $ 609,830    $  357,735
                                               ===========    ===========     =========    ==========

NET EARNINGS PER BASIC
     AND DILUTED SHARES                        $      0.05    $      0.05     $    0.04    $     0.02
                                               ===========    ===========     =========    ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     17,027,328     17,027,328    17,027,328    17,027,328
                                               ===========    ===========    ==========    ==========

COMPREHENSIVE INCOME
    Net income                                $    772,510    $   883,475   $   609,830   $   357,735
    Other comprehensive income
       Currency translation adjustments            226,135             --       194,986            --
                                              ------------   ------------   -----------   -----------
   Comprehensive income                       $    998,645    $   883,475   $   804,816   $   357,735
                                              ============   ============   ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
                                    (IN US $)


                                                            2006        2005

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $   772,510    $  883,475
                                                      -----------    ----------

   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, amortization and impairment            254,990       247,938
     Loss on disposal of fixed assets                       9,502            --

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable               531        (1,454)
     (Increase) decrease  in inventory                      1,000        (3,404)
     (Increase) in prepaid expenses and other
         current assets                                   (41,021)      (36,529)
     Increase (decrease) in accounts payable
         and accrued expenses                              (5,244)      (11,571)
     Increase in income taxes payable                     598,078       629,237
     (Increase) in deferred taxes                         (40,913)      (73,796)
                                                     ------------    ----------

     Total adjustments                                    776,923       750,421
                                                     ------------    ----------

     Net cash provided by operating activities          1,549,433     1,633,896
                                                      -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) decrease in advances to related parties    (244,784)     (194,121)
   (Increase) in loans receivable                        (250,138)           --
   (Increase) in long-term assets                      (1,243,942)   (1,451,607)
   (Acquisitions) disposals of fixed assets               (90,798)       (5,811)
                                                     ------------    ----------

      Net cash (used in) investing activities          (1,829,662)   (1,651,539)
                                                    -------------    ----------

CASH FLOWS FROM FINANCING ACTIVITES
    Dividends paid                                             --       (23,163)
                                                    -------------    ----------

       Net cash (used in) financing activities                 --       (23,163)
                                                    -------------    ----------

Effect of foreign currency translation                    226,135            --
                                                   --------------    ----------
NET (DECREASE) IN
    CASH AND CASH EQUIVALENTS                             (54,094)      (40,806)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            68,403        93,294
                                                   --------------    ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $      14,309     $   52,488
                                                   =============     ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

            The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

            These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

            New Taohuayuan Culture Tourism Company Limited (the "Company") was incorporated under the laws of the State of Nevada on November 3, 2004. The Company is an investment holding company.

            Shaanxi New Taohuayuan Culture Tourism Company Limited ("Shaanxi THY") was incorporated in the People's Republic of China ("PRC") on August 3, 1997 as a limited liability company. Shaanxi THY operates a resort in Xi'an, in the PRC, providing catering, hotel and related services.

            Pursuant to an agreement and plan of migratory merger between the Company and Shaanxi THY on November 5, 2004, the Company acquired Shaanxi THY by issuing 17,027,328 shares of its common stock to the original shareholders of Shaanxi THY in exchange for 100% of their membership interests (the "Merger"). As a result, the controlling member of Shaanxi THY has effective and actual operating control of the Company. The Merger was approved by the Shaanxi Ministry of Commerce on November 24, 2004. Since then, Shaanxi THY has become a wholly owned subsidiary of the Company and its status has changed to a wholly owned foreign owned enterprise.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)


NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION CONTINUED)

            Since the Company had no operations or net assets prior to the Merger, the Merger was considered to be a capital transaction in substance, rather than a business combination and no goodwill was recognized. For financial reporting purposes, the Merger was treated as a reverse acquisition whereby Shaanxi THY is considered to be the accounting survivor and the operating entity while the Company is considered to be the legal survivor.

            On that basis, the historical financial information presented is that of Shaanxi THY. The historical stockholders' equity accounts of the Company have been retroactively restated to reflect the issuance of the 17,027,328 shares of common stock since the beginning of the periods presented. The difference between the par value of the shares issued for the Merger and the par value of the shares of Shaanxi THY is recorded as additional paid-in capital.

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation

            The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

            Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

            Economic and Political Risks

            The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

            Cash and Cash Equivalents

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintained $6,397 as of June 30, 2006 in cash on hand. The remainder of the cash was in financial institutions.

            Comprehensive Income

            The Company adopted Statement of Financial Accounting Standards No, 130, "Reporting Comprehensive Income," (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

            Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

            Inventory

            Inventory is valued at the lower of cost or market. Inventory includes raw materials and consumables.

            Potential losses from obsolete and slow-moving inventories are provided for when identified. Cost, which comprises all costs of purchase and, where applicable, other costs that have been incurred in bringing their inventories to their present location and condition, is calculated using the first-in, first-out method.

            Fair Value of Financial Instruments

            The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, trade receivables and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Currency Translation

            The Company's functional currency is that of the PRC which is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The period end RMB to US dollar as of June 30, 2006 and 2005 were 7.996 and 8.3, respectively, and the average period RMB to the US dollar for 2006 and 2005 were 8.007 and 8.3, respectively. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the six months ended June 30, 2006 and 2005, the Company recorded approximately $226,135 and $0 in transaction gains (losses) as a result of currency translation.

            Revenue Recognition

            The Company generates revenue from catering, hotel and related services. Revenue is generally recognized: (a) when persuasive evidence of an arrangement exists; (b) when services are rendered;
            (c) when the fee is fixed or determinable; and (d) when collectibility is reasonably assured. Such service revenues are recognized net of discounts.

            The Company also generates management fee income in accordance with Shaanxi New Taohuayuan Economy Trade Company Limited, a related party based on terms stated in the agreement. This company is controlled by a common director and stockholder of the Company.

            Accounts Receivable

            The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not established a reserve for uncollectibles as of June 30, 2006.

            Accounts receivable are generally due within 30 days and collateral is not required.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Advertising Costs

            The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six months ended June 30, 2006 and 2005 are included in general and administration expenses in the condensed consolidated statements of operations.

            Fixed Assets

            Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, net of the estimated residual values; buildings - 40 years (5% estimated residual value), building improvements - 15 years (5% residual value), electrical equipment - 12 years (5% residual value), furniture and fixtures - 15 years (5% residual value) and vehicles and other equipment - 10 years (5% residual value). In addition, the Company purchased land use rights that are for a period of 40-68 years, the unexpired lease term, with no residual value.

            When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

            Land Use Rights

            According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

            Impairment of Long-Lived Assets

            Long-lived assets, primarily property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Earnings Per Share of Common Stock

            Basic net earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                June 30,            June 30,
                                                   2006                2005
                                                --------            -------

            Net income                       $   772,510        $   883,475
                                              ----------        -----------

            Weighted-average common shares
            Outstanding (Basic)               17,027,328         17,027,328

            Weighted-average common stock
            Equivalents
                 Stock options                        --                 --
                 Warrants                             --                 --
                                             -----------        -----------

            Weighted-average common shares
            Outstanding (Diluted)             17,027,328         17,027,328
                                              ==========         ==========

            Income Taxes

            The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

            In accordance with the relevant tax laws and regulations of PRC, the Company has recorded a provision for income taxes based on their applicable tax rate.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Stock-Based Compensation

            The Company follows FASB 123R in accounting for its stock based compensation (see Recent Accounting Pronouncements). This measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees and common stock issuances are less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. The Company for 2006 and 2005 did not grant any options or warrants that would need to be valued under such method. The following represents the effect on net income attributable to common shareholders per share if the fair value method had been applied to all awards.

                                                         Six Months Ended
                                                              June 30,
                                                         -----------------
                                                         2006         2005
            Net income:
              As reported                              $772,510     $883,475

              Add: Stock-based employee
            compensation expense included in
            reported net loss, net of related
            tax effects                                      --           --
              Less: Total stock-based employee
            compensation expense determined under
            fair value based method for all awards,
            net of related tax effects                      (--)         (--)
                                                       --------     --------
                                                       $772,510     $883,475
               Pro forma
            Net earnings per share:
              As reported:
                Basic                                  $   0.05     $   0.05
                Diluted                                $   0.05     $   0.05
              Pro forma:
                Basic                                  $   0.05     $   0.05
                Diluted                                $   0.05     $   0.05

          The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) JUNE 30, 2006 AND 2005 (UNAUDITED)

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Segment Information

            The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For 2006 and 2005, the Company operated in one segment and one geographical location.

            Related Party Transactions

            Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

            Recent Accounting Pronouncements

            On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the first interim or annual reporting period that begins after December 15, 2005.

NOTE 3-     FIXED ASSETS

            Fixed assets as of June 30, 2006 were as follows:

                                       Estimated Useful
                                          Lives (Years)

             Land use right                   40-68          $2,329,876
             Buildings                           40           6,210,658
             Building improvements               15           1,465,687
             Electrical equipment                12           1,321,216
             Furniture and fixtures              15             386,201
             Vehicles and other equipment        10           1,032,840
                                                             ----------

                                                             12,746,478
             Less: accumulated depreciation                   3,990,905
                                                            -----------
             Property and equipment, net                     $8,755,573
                                                             ==========

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

            There was $254,990 and $247,938 charged to operations for depreciation expense for the six months ended June 30, 2006 and 2005, respectively. There was no impairment for these assets during the six months ended June 30, 2006 and 2005.

NOTE 4-     LONG-TERM ASSETS

            The balance as of June 30, 2006 included payments of $16,479,091 made to the local government for the acquisition of a piece of land in the PRC. Pursuant to an agreement executed May 26, 2002, the total estimated consideration for the land is $15,008,280. There is no specific due date for payment of the balance of the consideration.

            The Company proposes to utilize the land for property development. This agreement stipulates that the planning and preparation work should be completed by the end of 2002, with construction to commence by March 2004. The Company has paid design and planning fees of $1,470,811 through June 30, 2006, and although this project has been delayed, Management believes that the agreement is still effective and there is no penalty for the delay pursuant to the agreement.

            Although it is the present intention of Management to develop the land, the Company shall have the right to dispose of the land through the local government subject to certain conditions. The land has a value which has been prepared by an independent valuation specialist on a depreciated replacement cost basis that exceeds the carrying cost. There is no impairment on this amount as of June 30, 2006.

NOTE 5-     RELATED PARTY TRANSACTIONS

            The Company has identified the following related parties:

            Chen Jingmin - a director and stockholder of the Company.

            Shaanxi New Taohuayuan Economy Trade Company Limited - the principal stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

            Shaanxi Wenhao Zaliang Shifu Limited - a stockholder of the Company in which Chen Jingmin has control and a financial interest.

            Shaanxi Kangze Economic and Trade Limited - a stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

            The Company as of June 30, 2006 has been advanced $589,151 from Shaanxi New Taohuayuan Economy Trade Company and $267,159 from Shaanxi Wenhao Zaliang Shifu Limited. These advances are unsecured, interest-free and have no fixed repayment terms. The Company has classified these as current assets.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 5-     RELATED PARTY TRANSACTIONS (continued)

            Management Fee Agreement

            The Company entered into a management agreement with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Zaliang Shifu Limited on January 15, 2004 for a period of five years. The annual management fees are fixed at approximately $1,400,000. The Company entered into an additional management agreement in 2006 for approximately $200,000 per year. For the six months ended June 30, 2006 and 2005, the Company earned $799,373 and $725,803 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date.

            Laundry Fee Agreement

            The Company entered into a laundry fee agreement with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Zaliang Shifu Limited on January 1, 2004. The laundry fees earned by the Company for the six months ended June 30, 2006 and 2005 were $17,350 and $25,403, respectively.

            Rental Agreement

            The Company entered into a rental agreement with Shaanxi New Taohuayuan Economy Trade Company Limited on January 15, 2004. Rental income was charged at a 50% discount of the standard daily rate. There was no rental income earned during the six months ended June 30, 2006.

NOTE 6-     STOCKHOLDERS' EQUITY (DEFICIT)

            Preferred Stock

            As of June 30, 2006, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. There are as of June 30, 2006, no shares issued and outstanding.

            Common Stock

            As of June 30, 2006, the Company has 50,000,000 shares of common stock authorized with a par value of $.001. As of June 30, 2006, the Company has 17,027,328 shares issued and outstanding. These shares were issued in November 2004 upon completion of the merger. There have been no other shares issued.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)


NOTE 6-     STOCKHOLDERS' EQUITY (DEFICIT) (continued)

            Options and Warrants

            The Company has not granted any options or warrants as of June 30, 2006.

            Statutory Reserves

            Statutory reserves include a statutory surplus reserve and a statutory public welfare fund, which are maintained in accordance with the legal requirements of the PRC. Pursuant to the Articles of Association, the Company has to appropriate 10% of the net income, based on the accounts prepared in accordance with accounting principles generally accepted in the PRC, to the statutory surplus reserve and statutory public welfare fund. The statutory surplus reserve can be utilized to offset prior years' losses or for capitalization as additional paid-in capital, whereas the statutory public welfare fund shall be utilized for collective staff welfare benefits such as building of staff quarters or housing. No distribution of the statutory reserves shall be made other than on a liquidation of the Company.

NOTE 7-     RETIREMENT PLAN

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

NOTE 8-     COMMITMENTS AND CONTINGENCIES

            As of June 30, 2006, the Company had capital expenditure commitments contracted, but not provided for net of deposits they paid for the acquisition of the land as noted in Note 4, amounting to $947,710.

NOTE 9-     PROVISION FOR INCOME TAXES

            In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 33% for the six months ended June 30, 2006 and 2005, respectively.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)


NOTE 9-     PROVISION FOR INCOME TAXES (continued)

                                                     Six months ended
                                                         June 30,
                                                     -----------------
                                                    2006          2005

            Current tax expense                 $ 471,290     $ 478,989

            Deferred tax expense (benefit)        (40,913)      (73,796)
                                                ---------     ---------
                                                $ 430,377     $ 405,193
                                                =========     =========

            A reconciliation of the PRC enterprise income tax rate to the effective income tax rate is as follows:

                                                         2006       2005

             Statutory rate                              33%        33%
             Surcharge on taxes not deductible
               for PRC enterprise income tax purposes     10        12
             Other non-temporary differences             (7)       (13)
                                                       -----     ------
                                                         36%        32%

            Deferred Taxes - the Company

            Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company's deferred tax liabilities represent deductible temporary differences arising mainly from the welfare payable.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)


NOTE 9-     PROVISION FOR INCOME TAXES (continued)

            At June 30, 2006, deferred tax liabilities consist of the following:


            Welfare payable            $ (43,374)
            Other                         40,381
                                       ---------
                                       $  (2,993)
                                       =========

            Value Added Tax

            The Company only recognizes Value Added Tax ("VAT") for their store revenue at a rate of 4%. A very small portion of the Company's revenue is derived from this source.

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

Overview

      We own and operate hotels and resorts in Shaanxi, province in the PRC.

      We also manage a chain of three traditional Chinese restaurants. Two of the restaurants are in Xi'an, and one is in Beijing.

      Our business is not seasonal in nature.

Results of Operation for the six months ended June 30, 2006

      Gross profit for the six months ended June 30, 2006 was 83% of gross revenues, which was the same as our gross profit percentage during the six months ended June 30, 2005.

      Net income per share for the six months ended June 30, 2006 and 2005 were both $0.05.

Liquidity and Capital Resources

      During the six months ended June 30, 2006 our operations generated cash of $1,549,433.

      We intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. We have not started actual construction work on these projects.

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of June 30, 2006 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the projects may take additional time or we may be unable to develop the projects. At present, we do not have any lines of credit or other bank financing arrangements.

Restrictions on currency exchange

     Substantially all of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently freely convertible under the "current account", which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account", which includes foreign direct investment and loans.

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

ITEM 3.    CONTROLS AND PROCEDURES


      Cai Danmei, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in her opinion the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION





Item 6. Exhibits



(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 20, 2006.

                                       NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.



                                       By:  /s/ Cai Danmei
                                           ----------------------------------
                                           Cai Danmei, Chief Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer