Form 10QSB
period 2006-09-30
New Taohuayuan Culture Tourism Co., Ltd.
filed 2006-11-15
CIK 1311185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                   (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                      OR

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number - None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.

         Nevada                                            98-0440893
----------------------------                         ------------------------
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

As of November 15, 2006 the Company had 17,027,328 outstanding shares of common stock.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                          INDEX TO FINANCIAL STATEMENTS



Condensed Consolidated Balance Sheet as of September 30, 2006 (Unaudited)


Condensed Consolidated Statements of Income and Accumulated Other
   Comprehensive Income for the Nine and Three Months Ended
    September 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 2006 and 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements

NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
 CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006 (UNAUDITED)
(IN US$)


                                     ASSETS

Current Assets:
  Cash and cash equivalents                             $        19,053
  Accounts receivable                                            77,604
  Inventories                                                    39,437
  Loan receivable                                               634,535
  Prepaid expenses and other current assets                      47,594
  Due from related parties                                      975,802
                                                                -------

    Total Current Assets                                      1,794,025
                                                              ---------

  Fixed assets, net of depreciation                           9,399,358
                                                              ---------

Other Assets:
  Long-term assets                                           16,624,817
  Deferred tax assets                                           376,316
                                                           ------------

    Total Other Assets                                       17,001,133
                                                             ----------

TOTAL ASSETS                                               $ 28,194,516
                                                           ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses                  $      877,737
  Taxes payable                                               2,889,371
                                                          -------------

      Total Current Liabilities                               3,767,108
                                                          -------------

Commitments and contingencies

      Total Liabilities                                       3,767,108
                                                           ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 Par Value; 10,000,000
   shares authorized and 0 shares issued and
   outstanding                                                        -
  Common stock, $.001 Par Value; 50,000,000 shares
   authorized and 17,027,328 shares issued and
   outstanding                                                   17,027
  Additional paid-in capital                                 14,922,428
  Statutory reserves                                          1,585,036
  Retained earnings                                           6,816,952
  Accumulated other comprehensive income (loss)               1,085,965
                                                          -------------

      Total Stockholders' Equity                             24,427,408
                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 28,194,516
                                                           ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    ACCUMULATED OTHER COMPREHENSIVE INCOME
 FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
                                    (IN US $)


                                                                 NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                               2006           2005             2006           2005
                                                           ------------------------------ -----------------------------

OPERATING REVENUES
   Catering and hotel related services income              $2,732,847     $2,721,445        $1,012,110       $ 902,754
   Management, rental and laundry income                    1,234,031      1,034,550           434,658         308,747
                                                           -----------    -----------       -----------      ----------

      TOTAL OPERATING REVENUES                              3,966,878      3,755,995         1,446,768       1,211,501

COST OF REVENUES                                              679,328        653,215           255,957         243,414
                                                           -----------    -----------       -----------      ----------

GROSS PROFIT                                                3,287,550      3,102,780         1,190,811         968,087
                                                           -----------    -----------       -----------      ----------
OPERATING EXPENSES
   Salaries and wage related expenses                         268,948        261,590           121,403         100,698
   General and administrative fees                            710,168        723,597           227,798         286,194
   Depreciation, amortization and impairment                  341,018        391,035            86,026         143,097
                                                           -----------    -----------       -----------      ----------
       Total Operating Expenses                             1,320,134      1,376,222           435,227         529,989
                                                           -----------    -----------       -----------      ----------

INCOME BEFORE OTHER INCOME (EXPENSE)                        1,967,416      1,726,558           755,584         438,098

OTHER INCOME (EXPENSE)
   Interest income                                                759            815               202             607
   Loss on disposal of assets                                  (9,502)             -                 -               -
                                                           -----------    -----------       -----------      ----------

       Total Other Income (Expense)                            (8,743)           815               202             607
                                                           -----------    -----------       -----------      ----------

NET INCOME BEFORE PROVISION FOR INCOME TAXES                1,958,673      1,727,373           755,786         438,705
Provision for Income Taxes                                   (332,462)      (673,223)           97,915        (268,030)
                                                           -----------    -----------       -----------      ----------

NET INCOME APPLICABLE TO COMMON SHARES                     $1,626,211     $1,054,150        $  853,701       $ 170,675
                                                           ===========    ===========       ===========      ==========

NET EARNINGS PER BASIC AND DILUTED SHARES                  $     0.10     $     0.06        $     0.05       $    0.01
                                                           ===========    ===========       ===========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                     17,027,328     17,027,328        17,027,328      17,027,328
                                                           ===========    ===========       ===========     ===========
COMPREHENSIVE INCOME
    Net income                                             $1,626,211     $1,054,150        $  853,701       $ 170,675
    Other comprehensive income
      Currency translation adjustments                        549,083        338,553           322,948         338,553
                                                           -----------    -----------       -----------      ----------
Comprehensive income                                       $2,175,294     $1,392,703        $1,176,649       $ 509,228
                                                           ===========    ===========       ===========      ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
                                    (IN US $)



                                                               2006           2005
                                                          ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $   1,626,211    $   1,054,150
                                                          --------------   --------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, amortization and impairment                  341,018          391,035
     Loss on disposal of fixed assets                             9,502                -

  Changes in assets and liabilities
     (Increase) in accounts receivable                          (57,618)          (7,533)
     (Increase) decrease  in inventory                            4,629           (4,763)
     (Increase) in prepaid expenses and other
       current assets                                            (8,217)         (39,295)
     Increase (decrease) in accounts payable
       and accrued expenses                                      35,082          (75,497)
     Increase in income taxes payable                           893,937          832,907
     (Increase) decrease in deferred taxes                     (417,185)         599,067
                                                          --------------   --------------

     Total adjustments                                          801,148        1,695,921
                                                          --------------   --------------

     Net cash provided by operating activities                2,427,359        2,750,071
                                                          --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) in advances to related parties                   (267,147)        (270,098)
   (Increase) in loans receivable                              (634,535)               -
   (Increase) in long-term assets                            (1,389,668)      (2,537,211)
   (Acquisitions) disposals of fixed assets                    (734,442)        (314,257)
                                                          --------------   --------------

      Net cash (used in) investing activities                (3,025,792)      (3,121,566)
                                                          --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITES
    Dividends paid                                                    -          (23,163)

       Net cash (used in) financing activities                        -          (23,163)
                                                          --------------   --------------

Effect of foreign currency translation                          549,083          338,553
                                                          --------------   --------------

NET (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                     (49,350)         (56,105)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                          68,403           93,294
                                                          --------------   --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $      19,053    $      37,189
                                                          ==============   ==============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION CONTINUED)
            --------------------------------------

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

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Cash and Cash Equivalents

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintained $2,225 as of September 30, 2006 in cash on hand. The remainder of the cash was in financial institutions.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Currency Translation

            The Company's functional currency is that of the PRC which is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The period end RMB to US dollar as of September 30, 2006 and 2005 were 7.880 and 8.3, respectively, and the average period RMB to the US dollar for 2006 and 2005 were 7.94 and 8.3, respectively. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the nine months ended September 30, 2006 and 2005, the Company recorded approximately $549,083 and $338,553 in transaction gains as a result of currency translation.


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

            Accounts Receivable

            The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not established a reserve for uncollectibles as of September 30, 2006.

            Accounts receivable are generally due within 30 days and collateral is not required.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Advertising Costs

            The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended September 30, 2006 and 2005 are included in general and administration expenses in the condensed consolidated statements of operations.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

            The following is a reconciliation of the computation for basic and diluted EPS:

                                      September 30,      September 30,
                                          2006               2005
                                      -------------      -------------

Net income                            $  1,626,211       $  1,054,150
                                      -------------      -------------
Weighted-average common shares
Outstanding (Basic)                     17,027,328         17,027,328

Weighted-average common stock
Equivalents
  Stock options                                  -                  -
  Warrants                                       -                  -
                                      -------------      -------------

Weighted-average common shares
Outstanding (Diluted)                   17,027,328         17,027,328
                                      =============      =============

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

                                                   Nine Months Ended
                                                      September 30,
                                                  2006           2005
            Net income:
              As reported                        $1,626,211    $1,054,150

              Add: Stock-based employee
               compensation expense included
               in reported net loss, net of
               related tax effects                        -             -
              Less: Total stock-based employee
               compensation expense determined
               under fair value based method for
               all awards, net of related tax
               effects                                   (-)           (-)
                                                 ------------  -----------
               Pro forma                         $1,626,211    $1,054,150
               Net earnings per share:
              As reported:
                Basic                                 $0.10         $0.06
                Diluted                               $0.10         $0.06
              Pro forma:
                Basic                                 $0.10         $0.06
                Diluted                               $0.10         $0.06

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 3-     FIXED ASSETS

            Fixed assets as of September 30, 2006 were as follows:

                                        Estimated
                                          Useful
                                          Lives
                                         (Years)

            Land use right                40-68     $2,894,525
            Buildings                       40       6,301,928
            Building improvements           15       2,128,280
            Electrical equipment            12       1,341,704
            Furniture and fixtures          15         390,805
            Vehicles and other equipment    10       1,050,609
                                                    ----------

                                                    14,107,851
            Less: accumulated depreciation           4,708,493
                                                    ----------
            Property and equipment, net             $9,399,358
                                                    ==========

            There was $341,018 and $391,035 charged to operations for depreciation expense for the nine months ended September 30, 2006 and 2005, respectively. There was no impairment for these assets during the nine months ended September 30, 2006 and 2005.

NOTE 4-     LONG-TERM ASSETS

            The balance as of September 30, 2006 included payments of $16,624.817 made to the local government for the acquisition of a piece of land in the PRC. Pursuant to an agreement executed May 26, 2002, the total estimated consideration for the land is $15,008,280. There is no specific due date for payment of the balance of the consideration.

            The Company proposes to utilize the land for property development. This agreement stipulates that the planning and preparation work should be completed by the end of 2002, with construction to commence by March 2004. The Company has paid design and planning fees of $1,616,537 through September 30, 2006, and although this project has been delayed, Management believes that the agreement is still effective and there is no penalty for the delay pursuant to the agreement.

            Although it is the present intention of Management to develop the land, the Company shall have the right to dispose of the land through the local government subject to certain conditions. The land has a value which has been prepared by an independent valuation specialist on a depreciated replacement cost basis that exceeds the carrying cost. There is no impairment on this amount as of September 30, 2006.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

            The Company as of September 30, 2006 has been advanced $610,423 from Shaanxi New Taohuayuan Economy Trade Company and $289,113 from Shaanxi Wenhao Zaliang Shifu Limited. These advances are unsecured, interest-free and have no fixed repayment terms. The Company has classified these as current assets.

            Management Fee Agreement

            The Company entered into a management agreement with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Zaliang Shifu Limited on January 15, 2004 for a period of five years. The annual management fees are fixed at approximately $1,400,000. The Company entered into an additional management agreement in 2006 for approximately $200,000 per year. For the nine months ended September 30, 2006 and 2005, the Company earned $1,234,031 and $1,034,550 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date.

            Laundry Fee Agreement

            The Company entered into a laundry fee agreement with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Zaliang Shifu Limited on January 1, 2004. The laundry fees earned by the Company for the nine months ended September 30, 2006 and 2005 were $25,960 and $38,105, respectively.

            Rental Agreement

            The Company entered into a rental agreement with Shaanxi New Taohuayuan Economy Trade Company Limited on January 15, 2004. Rental income was charged at a 50% discount of the standard daily rate. There was no rental income earned during the nine months ended September 30, 2006.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


NOTE 6-     STOCKHOLDERS' EQUITY (DEFICIT)

            Preferred Stock

            As of September 30, 2006, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. There are as of September 30, 2006, no shares issued and outstanding.

            Common Stock

            As of September 30, 2006, the Company has 50,000,000 shares of common stock authorized with a par value of $.001. As of September 30, 2006, the Company has 17,027,328 shares issued and outstanding. These shares were issued in November 2004 upon completion of the merger. There have been no other shares issued.

            Options and Warrants

            The Company has not granted any options or warrants as of September 30, 2006.

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

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

NOTE 8-     COMMITMENTS AND CONTINGENCIES

            As of September 30, 2006, the Company had capital expenditure commitments contracted, but not provided for net of deposits they paid for the acquisition of the land as noted in Note 4, amounting to approximately $961.638.

NOTE 9-     PROVISION FOR INCOME TAXES

            In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 33% for the nine months ended September 30, 2006 and 2005, respectively.

                                    Nine months ended
                                      September 30,
                                  2006             2005
                                ------------------------

Current tax expense            $ 752,728       $ 1,419,882

Deferred tax expense (benefit)  (420,266)         (746,659)

                               $ 332,462         $ 673,223
                               ============================


            A reconciliation of the PRC enterprise income tax rate to the effective income tax rate is as follows:


                                                    ---------------------------
                                                       2006         2005
                                                    -----------  ------------
            Statutory rate                             33%           33%
            Surcharge on taxes not deductible  for
            PRC enterprise income
               tax purposes                             -            15
            Other non-temporary differences            (16)          (9)
                                                    -----------  ------------
                                                       17%           39%
                                                    ===========  ============

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 9-     PROVISION FOR INCOME TAXES

            Deferred Taxes - the Company

            Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company's deferred tax assets represent deductible temporary differences arising mainly from depreciation adjustments and welfare payable.

            At September 30, 2006, deferred tax assets consist of the following:

            Welfare payable                      $(33,621)
            Depreciation adjustments              307,151
            Other                                 102,786
                                                ----------
                                                 $376,316
                                                ==========

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

Overview
--------

      We own and operate hotels and resorts in the Shaanxi province of China.

      We also manage a chain of three traditional Chinese restaurants. Two of the restaurants are in Xi'an, and one is in Beijing.

      Our business is not seasonal in nature.

Results of Operation for the nine months ended September 30, 2006
-----------------------------------------------------------------

      Gross profit for the nine months ended September 30, 2006 was 83% of gross revenues, which was the same as our gross profit percentage during the nine months ended September 30, 2005.

      Net income per share for the nine months ended September 30, 2006 was $0.10 as compared to $0.06 for the comparable period in 2005.

Liquidity and Capital Resources
-------------------------------

      During the nine months ended September 30, 2006 our operations generated cash of $2,427,359.

      We intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. We have not started actual construction work on these projects.

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of September 30, 2006 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the projects may take additional time or we may be unable to develop the projects. At present, we do not have any lines of credit or other bank financing arrangements.

Restrictions on currency exchange
---------------------------------

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

Reserves
--------

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

Critical Accounting Policies and Estimates
------------------------------------------

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

                                     PART II

                                OTHER INFORMATION





Item 6. Exhibits



(a)   Exhibits



            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

                                  SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2006.

                               NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.



                                          By:  /s/ Cai Danmei
                                               -----------------------------
                                               Cai Danmei, Chief Executive
                                               Officer,
                                               Principal Financial Officer and
                                               Principal Accounting Officer