Form 10KSB
period 2006-12-31
New Taohuayuan Culture Tourism Co., Ltd.
filed 2007-03-30
CIK 1311185

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No.   None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.
          ----------------- ------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                      Applied For
      ---------------------------                ---------------------------
      (State of incorporation)                 (IRS Employer Identification No.)

         1# Dongfeng Road
         Xi'an Weiyang Tourism Development District
         Xi'an, China                                           N/A
----------------------------------------------              ---------------

            (Address of Principal Executive Office)          Zip Code

Registrant's telephone number, including Area Code: 0086-29-86671555 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

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

                                 X
                                YES           NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):

                                    Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of December 31, 2006 the aggregate market value of the voting stock held by non-affiliates of the Company (13,609,680 shares) was approximately $7,500,000.

The Company's revenues from continuing operations for the most recent fiscal year were $5,607,447.

As of March 15, 2007 the Company had 18,727,327 issued and outstanding shares of common stock.

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

            The Taohuayuan Inn attracts both business and leisure travelers seeking upscale amenities and quality designed and decorated rooms at competitive prices, all under the design of a traditional Chinese inn. The average room occupancy rate in 2006 was 71% and the average daily room rate for 2006 was $38.00.

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

            Under the terms of the management agreement with Shaanxi New Taohuayuan Economy Trade Co., Ltd. we receive a fixed fee of approximately $428,000 annually plus a bonus of 15% of the excess of actual revenue over targeted revenue in exchange for providing all services relating to the operation of the property. We did not achieve targeted revenues in 2004, 2005 or 2006 and did not earn a bonus for managing this property. Refer to Note 4(c) to our financial statements for information concerning the amount we have received for managing this hotel and resort.

      This property closed for major remodeling in 2006 and is expected to reopen in May 2007.

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

            Under the terms of the management agreement, we receive a management fee of approximately $1,039,000 plus a bonus of 15% of the excess of actual revenue over targeted revenue in exchange for providing all services relating to the operation of the restaurants. We are fully responsible for the operation of the restaurants. We did not achieve targeted revenues in 2004, 2005 or 2006. Refer to Note 5 to our financial statements for information concerning the amount we have received for managing these restaurants.

      Our agreement for the management of this property does not contain any termination provisions, other than those which are typically found in contracts and which are based upon a breach of contract. The management agreement may be renewed or amended with our consent and that of Shaanxi Wenhao Zaliang Shifu, Ltd.

Future Developments and Strategy

       We purchased land use rights covering approximately 848 undeveloped acres in the city of Lantian for a one-time cost (including taxes) of $16,198,000. Lantian is located approximately 23 miles from Xi'an. The land use rights, which expire in 2045, permit us to use the land to build a mixed-use development that will include condominium units, hotel rooms, single family residences, educational facilities and commercial developments. As of December 31, 2006 project expenditures were approximately $15,400,000 for the land use rights and approximately $1,400,000 for preliminary planning and design. We anticipate that the remaining costs to develop the project will be approximately $64,000,000 over five years. We expect to begin construction on the property in 2007. We will supervise the design, construction and development of this project. We will operate the project once it is complete.

            We have also obtained land use rights covering approximately 7.5 undeveloped acres in Xi'an for a one time cost of $1,258,000. The land use rights, which expire in 2037, permit us to build a new 150 room, 270 bed, hotel and resort on the property. The new development, named the New Hainan hotel and resort, will be water oriented with the hotel surrounding a one-acre pool. Smaller pools and beaches will compliment the main pool. As of December 31, 2006 project expenditures, exclusive of the amounts paid for the land use rights, were minimal. We expect to complete the New Hainan hotel and resort project in 2008 and commence operations in 2009. The remaining costs to develop the project are expected to be approximately $10,000,000. We will supervise the design, construction and development of this project. We will operate the project once it is complete.

      As of March 15, 2007 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. As of March 15, 2007 we did not have any firm commitments from any third party with respect to financing either project. If required financing is not be available the development of the projects may take additional time or we may be unable to develop the projects.

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

General Information

            As of March 15, 2007 we had 295 employees including our executive officers. Our employees are unionized and we believe that our relations with our employees are good.

      We believe our properties are adequately insured.

      The cost of compliance with environmental laws in China has been, and is not expected to be, material.

      Our website is www.xintaohuayuan.com.

ITEM 2.     DESCRIPTION OF PROPERTY
-----------------------------------

      Our principal executive offices are located at 1# Dongfeng Road, Xi'an Weiyang Tourism Development District, Xi'an, China.

      See Item 1 of this report for information concerning our properties.

ITEM 3.     LEGAL PROCEEDINGS
-----------------------------

      We are not involved in any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

      None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCK- HOLDER MATTERS.
----------------------------------------------------------------------

      On May 24, 2006 our common stock started trading on the OTC Bulletin Board under the symbol "NYTN". The following shows the high and low prices for our common stock for the periods indicated:

      Quarter Ended                 High           Low
      -------------                 ----           ---

      June 30, 2006                $0.90          $0.65
      September 30, 2006           $0.90          $0.55
      December 31, 2006            $0.55          $0.55

            As of March 15, 2007 we had 18,727,327 outstanding shares of common stock held by approximately 975 stockholders. All of our outstanding shares, with the exception of the 1,699,999 shares owned by Rising Star Holdings Investment Corporation, can be sold pursuant to Rule 144 of the Securities and Exchange Commission.

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

      During the year ended December 31, 2006 neither we, any of our officers or directors, nor to our knowledge none of our principal shareholders, purchased any shares of our common stock either from us, from third parties in a private transaction, or as a result of purchases in the open market.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
----------------------------------------------------------------------

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

      We also manage a chain of four traditional Chinese restaurants. Two of the restaurants are in Xi'an, and one is in Beijing.

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

      Our business is not seasonal in nature.

Results of Operations

Year Ended December 31, 2005

      Material changes of certain items in our Statement of Operations for the year ended December 31, 2005, as compared to the year ended December 31, 2004, are discussed below:

                      Increase (I)
Item                 or Decrease (D)   Reason
----                 ---------------   ------

Operating Revenue           D          The   decrease  in  Hotel  and  Related
                                       Services  Income was the primary factor
                                       in the decline in  operating  revenues.
                                       Three  heavy  snows  and  cold  weather
                                       resulted  in  less  leisure  travel  in
                                       2005.   Second,   in  early   2005  all
                                       levels of governments  and  state-owned
                                       companies      reduced      unnecessary
                                       conferences to improve  efficiency.  As
                                       a  result,   our  occupancy   rate  for
                                       fiscal  2005  was 70%  compared  to 79%
                                       during fiscal 2004.

Operating Expenses          D          The  cost  of  our  raw  materials  and
                                       consumables    for   the   year   ended
                                       December  31, 2005  declined  from that
                                       for the year ended  December  31,  2004
                                       due to better inventory  controls which
                                       we  implemented   in  2005.   Salaries,
                                       Wages and  Allowances  increased due to
                                       hiring  new  management  personnel  and
                                       increased   wages  of   power   station
                                       engineers.  General and  Administrative
                                       expenses  were  higher  in 2004 than in
                                       2005  since  we  incurred   significant
                                       financial    consulting    and    legal
                                       expenses  associated with the filing of
                                       our  registration  statement  with  the
                                       Securities  and Exchange  Commission in
                                       2004.   The  decrease  in  General  and
                                       Administrative  expenses was  partially
                                       offset  by a  substantial  increase  in
                                       the  price of fuel and  electricity  in
                                       2005.   A  coal  mine  in  the  Shaanxi
                                       province  closed for several  months in
                                       2005 leading to a  significant  drop in
                                       supplies  of coal  and an  increase  in
                                       the  price  of  fuel  and  electricity.
                                       Secondly,  the  consumption of coal and
                                       the cost of fuel  increased  due to the
                                       cold  winter  in 2005.  We also  hosted
                                       more  events  during  the  2005  spring
                                       festival  resulting  in  the  increased
                                       use of electricity.

Year Ended December 31, 2006
----------------------------

      Material changes of certain items in our Statement of Operations for the year ended December 31, 2006, as compared to the year ended December 31, 2005, are discussed below:

                       Increase (I)
Item                 or Decrease (D)   Reason
----                 ---------------   ------

Operating Revenue           I          In 2006 we  began  to  manage  a fourth
                                       restaurant.

Operating Expenses          I          General and Administrative expenses
                                       increased due to higher salaries paid to our kitchen employees.

Liquidity and Capital Resources

      Our material sources and (uses) of cash during the year ended December 31, 2005 were:

      Cash provided by operations                            $ 3,422,986
      Payment for land use rights                             (3,622,361)
      Payment for land use rights, building improvements,
        and purchase of equipment                               (320,537)
      Changes to foreign currency exchange rate                  495,021
      Cash on hand at January 1, 2005                             24,891

      Our material sources and (uses) of cash during the year ended December 31, 2006 were:

      Cash provided by operations                            $ 3,799,345
      Loans to related parties                                  (239,456)
      Payment for land use rights                             (3,430,845)
      Payment for land use rights, building improvements,
        and purchase of equipment                               (669,441)

      Sale of assets                                              23,760
      Changes to foreign currency exchange rate                  494,628
      Cash on hand at January 1, 2006                             22,009

      As discussed in Item 1 of this report, we intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. We have not started actual construction work on these projects.

       As of December 31, 2006 project expenditures for the mixed use development in Lantian were approximately $15,400,000 for the land use rights and approximately $1,400,000 for preliminary planning and design. We anticipate that the remaining costs to develop the project, excluding the remaining payment for the land use rights, will be approximately $64,000,000 over five years. We expect to begin construction on the property in 2007.

      As of December 31, 2006 project expenditures for the hotel and resort in Xian were $1,258,000 for the land use rights. We expect to complete the New Hainan hotel and resort project in 2008 and commence operations in 2009. The remaining costs to develop the project are expected to be approximately $10,000,000.

       Based upon the foregoing, our future capital requirements are:

                                                     Projected
Activity                                             Time Frame  Estimated Cost
--------                                             ----------  --------------

Pay remaining amount for land use rights
     for Lantian project                               2007       $800,000
Construction and development costs
   - Lantian project                              2007-2012    $64,000,000
Construction and development costs
   - New Hainan project                           2007-2008    $10,000,000

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

      Material changes in our assets and liabilities during the two years ended December 31, 2006 were:

     o Due From Related Parties - This receivable represents amounts primarily owed to us for management fees by Shaanxi New Taohuayuan Economy Trade Co., Ltd. ($490,305) and Shaanxi Wen Hao Zaliang Shifu, Ltd. ($277,920).

     o Long Term Assets - Represents amounts we have paid since 2003 for the right to use land for the Lantian project.

     o    Tax Payable - Represents amounts we have accrued for income taxes.

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

            Exchange rate fluctuations may adversely affect our financial performance because of our foreign currency denominated assets and liabilities, and may reduce the value, translated or converted, as applicable into U.S. dollars, of our net fixed assets, our earnings and our declared dividends. We do not engage in any hedging activities in order to minimize the effect of exchange rate risks. As of December 31, 2006 the currency exchange rate was 7.82 RMB for each U.S. dollar.

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

ITEM 7.     FINANCIAL STATEMENTS
--------------------------------

      See the financial statements attached to and made a part of this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
----------------------------------------------------------------------------
            FINANCIAL DISCLOSURES
            ---------------------

      Effective August 7, 2006 we dismissed Moores Rowland Mazars ("Moores Rowland") as our independent certified public accountants. Moores Rowland audited our financial statements for the fiscal years ended December 31, 2004 and 2005. The reports of Moores Rowland for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the reports of Moores Rowland for these fiscal years included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. During our two most recent fiscal years and subsequent interim period ended August 7, 2006 there were no disagreements with Moores Rowland on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Moores Rowland, would have caused it to make reference to such disagreements in its report.

      Effective August 7, 2006 we hired Michael Pollack CPA, as our independent registered public accounting firm.

      Michael Pollack did not provide us with any advice regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue. During the two most recent fiscal years and subsequent interim period ended August 7, 2006, we did not consult with Mr. Pollack regarding any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

      The change in our independent registered public accountants was recommended and approved by our directors and our audit committee.

ITEM 8A.    CONTROLS AND PROCEDURES
-----------------------------------

      Cai Danmei, our Chief Executive and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report; and in her opinion our disclosure controls and procedures are effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to her by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

ITEM 8B.     OTHER INFORMATION
------------------------------

      Not applicable

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.
-------------------------------------------------------------------------

            The names, ages and positions held by our executive officers and directors are set forth below.
                                                                Officer/Director
Name            Age        Position                                  Since
----            ---        --------                             ----------------

Chen Jingmin     53        Chairman of the Board of Directors         1997
Cai Danmei       45        Chief Executive Officer, Chief Financial
                           Officer and a Director                     1997
Liu Bo           29        Secretary and a Director                   2004
Hu Yangxiong     44        Director                                   2002
Yang Erping      51        Director                                   2004
Zhao Jianwen     47        Director                                   2004
Wang Changzhu    50        Director                                   2004

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

            Our Audit Committee is composed of Messrs. Hu (Chairman), Yang and Zhao. Mr. Hu is the financial expert on our Audit Committee. Our Compensation Committee is comprised of Messrs. Yang (Chairman), Zhao and Wang. All of these directors are independent directors as defined in section 121(a) of the listing standards of the American Stock Exchange.

      Hu Yangxiong, Yang Erping, Zhao Jianwen and Wang Changzhu are independent directors as that term is defined in section 121(a) of the listing standards of the American Stock Exchange.

      We have not adopted a Code of Ethics which is applicable to our principal executive, financial, and accounting officers and persons performing similar functions.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) our Chief Executive Officer and (ii) by our two other executive officers during the two years ended December 31, 2006.

Summary Compensation Table

                                                                 All
Name                                                            Other
and                                        Restricted           Annual
Principal                                    Stock      Option  Compen-
Position           Year    Salary  Bonus    Awards      Awards  sation    Total
--------------------------------------------------------------------------------

Chen Jingmin,       2006       0        0        0         0        0        0
Chairman            2005       0        0        0         0        0

Cai Danmei,         2006  $10,644       0        0         0        0   $10,644
Chief Executive     2005   $5,968       0        0         0        0   $ 5,968
and Financial Officer

Liu Bo,             2006   $2,993       0        0         0        0   $ 2,993
Secretary           2005   $2,993       0        0         0        0   $ 2,993

            In May 2004 we entered into three-year employment agreements with Mr. Chen, Ms. Cai and Ms. Liu which provide for annual salaries of $0, $4,500 and $2,900, respectively. Each employment contract provides that we will pay for the employee's medical and accident insurance and that the employee will have two weeks of paid vacation per year. The employment agreements do not prevent the employees from competing with us during or after their employment with us.

      During the year ended December 31, 2006 we paid Ms. Cai an additional $512 per month as a result of her seniority with us.

      During the year ended December 31, 2006 we did not compensate any person for serving as a director.

      We have not granted or sold any options for the purchase of our common stock.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------

            The following table shows, as of March 15, 2007, the common stock ownership of (i) each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) each director individually and (iii) all officers and directors as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. The address of each owner is in care of us at 1# Dongfeng Road, Xi'an Weiyang Tourism Development District, Xi'an, China.

                                           Number           Percent
      Name                                of Shares        of Class
      ----                                ---------        --------

      Chen Jingmin                      3,365,016 (1)         18%
      Cai Danmei                           52,632             .2%
      Liu Bo                                   --              --
      Hu Yangxiong                             --              --
      Yang Erping                              --              --
      Zhao Jianwen                             --              --
      Wang Changzhu                            --              --
      Rising Star Holdings Investment
          Corporation                   1,699,999            9.1%
      All officers and directors
            as a group (7 persons)      3,417,648           18.2%

(1) Includes shares owned by Shaanxi New Taohuyuan Economy Trade Co., Ltd. (2,204,025) Shaanxi Kangze Economic Trade Ltd. (541,796), Shaanxi Wenhao Restaurant Ltd. (309,598), Shaanxi Taohuayuan Real Estate Development Ltd. (77,399) and Shaanxi Traditional Decoration Ltd. (77,399) Chen Jingmin controls these companies and may be considered the beneficial owner of their shares.

      The address of each shareholder listed above, with the exception of Rising Star Holdings Investment Corporation, is in care of us at 1# Dongfeng Road, Xi'an Weiyang Tourism Development District, Xi'an, China. The address of Rising Star Holdings Investment Corporation is 16th Floor, Prince's Building, 10 Chater Road, Hong Kong.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

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

      As of December 31, 2006 Shaanxi New Taohuayuan Economy Trade Co. Ltd. owed us $490,305 for management fees. As of December 31, 2006 Shaanxi Wenhao Zaliang Shifu, Ltd. owed us $277,920 for management fees.

      In January 2007 we sold 1,699,999 shares of our common stock to Rising Star Holdings Investment Corporation at a price of $0.05 per share. In January 2007 Rising Star Holdings also agreed to act as our investor relations consultant.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number   Exhibit Name
------   ------------

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------

      Moores Rowland Mazars, Chartered Accountants, served as our independent public accountants during the fiscal year ended December 31, 2005. The following table shows the aggregate fees we were billed during the years ended December 31, 2005 and 2006 by Moores Rowland Mazars.

                                                   2005      2006
                                                   ----      ----

      Audit Fees                                $98,000    $79,448
      Audit-Related Fees                             --         --
      Financial Information Systems                  --         --
      Design and Implementation Fees                 --         --
      Tax Fees                                       --         --
      All Other Fees                                 --         --

Audit fees represent amounts billed for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year. Before we engaged Moores Rowland Mazars to render audit services, the engagement was approved by our Directors.

      Michael Pollack CPA audited our financial statements for the fiscal years ended December 31, 2005 and 2006. The following table shows the aggregate fees we were billed during the years ended December 31, 2006 by Mr. Pollack. Since we did not hire Mr. Pollack until August 2006, Mr. Pollack did not bill us for any services in 2005.

                                                   2006
                                                   ----

      Audit Fees                                $29,000
      Audit-Related Fees                             --
      Financial Information Systems                  --
      Design and Implementation Fees                 --
      Tax Fees                                       --
      All Other Fees                                 --

Audit fees represent amounts billed for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year. Before we engaged Mr. Pollack to render audit services, the engagement was approved by our Directors.

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                          INDEX TO FINANCIAL STATEMENTS


                                                                        Pages

Report of Independent Registered Public Accounting Firm                    1

Consolidated Balance Sheet as of December 31, 2006 and 2005 (Restated)     2

Consolidated Statements of Income and Accumulated Other
 Comprehensive Income for the Years Ended December 31, 2006
 and 2005 (Restated)                                                       3

Consolidated Statement of Changes in Stockholders' Equity for the
   Years Ended December 31, 2006 and 2005 (Restated)                       4

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2006 and 2005 (Restated)                                  5

Notes to Consolidated Financial Statements                              6-20

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New Taohuayuan Culture Tourism Company Limited

I have audited the accompanying consolidated balance sheet of New Taohuayuan Culture Tourism Company Limited. (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of income and accumulated other comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. I was not engaged to perform an audit of the Company's internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Taohuayuan Culture Tourism Company Limited as of December 31, 2006 and 2005, and the results of its consolidated statements of income and accumulated other comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.



/s/ Michael Pollack CPA
Cherry Hill, NJ
February 23, 2007

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005
                                    (IN US$)

ASSETS
                                                          2006            2005
                                                          ----            ----

(RESTATED)
Current Assets:
  Cash and cash equivalents                           $  46,394       $  68,403
  Accounts receivable                                    37,745          19,986
  Inventories                                            33,705          44,102
  Prepaid expenses and other current assets               9,786          39,378
  Due from related parties                              948,123         708,667
                                                    -----------      ----------
       Total Current Assets                           1,075,753         880,536
                                                    -----------      ----------

  Fixed assets, net of depreciation                   9,320,801       8,929,407
                                                    -----------      ----------

Other Assets:
  Long-term assets                                   18,666,100      15,235,255
  Deferred tax assets                                    56,323              --
                                                    -----------      ----------
      Total Other Assets                             18,722,423      15,235,255
                                                    -----------      ----------
TOTAL ASSETS                                        $29,118,977     $25,045,198
                                                    ===========     ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses           $     943,473     $   841,975
  Deferred tax liability                                     --          36,834
  Taxes payable                                       3,300,733       1,914,283
                                                    -----------      ----------
      Total Current Liabilities                       4,244,206       2,793,092
                                                    -----------      ----------

Commitments and contingencies
      Total Liabilities                               4,244,206       2,793,092
                                                    -----------      ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 Par Value; 10,000,000
   shares authorized and 0 shares issued and
   outstanding                                               --              --
  Common stock, $.001 Par Value; 50,000,000
   shares authorized and 17,027,328 shares
   issued and outstanding                                17,027          17,027
  Additional paid-in capital                         14,922,428      14,922,428
  Statutory reserves                                  1,822,088       1,587,771
  Retained earnings                                   6,845,461       5,229,859
  Accumulated other comprehensive income (loss)       1,267,767         495,021
                                                    -----------      ----------
      Total Stockholders' Equity                     24,874,771      22,252,106
                                                    -----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $29,118,977     $25,045,198
                                                   ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     ACCUMULATED OTHER COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                    (IN US $)

                                                           December 31,
                                                       -------------------
                                                       2006           2005
                                                                    (RESTATED)
OPERATING REVENUES
   Catering and hotel related services income      $ 3,933,958    $ 3,767,218
   Management, rental and laundry income             1,673,489      1,411,312
                                                  ------------   ------------

      TOTAL OPERATING REVENUES                       5,607,447      5,178,530

COST OF REVENUES                                       980,883        953,384
                                                  ------------   ------------

GROSS PROFIT                                         4,626,564      4,225,146
                                                  ------------   ------------

OPERATING EXPENSES
   Salaries and wage related expenses                  376,522        326,414
   General and administrative fees                     904,172        437,674
   Depreciation, amortization and impairment           526,702        501,131
                                                  ------------   ------------
        Total Operating Expenses                     1,807,396      1,265,219
                                                  ------------   ------------

INCOME BEFORE OTHER INCOME (EXPENSE)                 2,819,168      2,959,927

OTHER INCOME (EXPENSE)
   Interest income                                       1,026          1,239
   Loss on disposal of assets                           (5,703)            --
                                                  ------------   ------------
       Total Other Income (Expense)                     (4,677)         1,239
                                                  ------------   ------------

NET INCOME BEFORE PROVISION FOR
    INCOME TAXES                                     2,814,491      2,961,166
 Provision for Income Taxes                           (964,572)      (929,157)
                                                  ------------   ------------
NET INCOME APPLICABLE TO COMMON SHARES             $ 1,849,919    $ 2,032,009
                                                  ============   ============

NET EARNINGS PER BASIC AND DILUTED SHARES         $       0.11    $      0.12
                                                  ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                              17,027,328     17,027,328
                                                  ============   ============

COMPREHENSIVE INCOME
    Net income                                     $ 1,849,919    $ 2,032,009
    Other comprehensive income
       Currency translation adjustments                772,746        495,021
                                                  ------------   ------------
Comprehensive income                               $ 2,622,665    $ 2,527,030
                                                  ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                    (IN US $)



                                                                                                           Accumulated
                                                                      Additional                             Other
                                                 Common Stock          Paid-in    Statutory    Retained  Comprehensive
                                            Shares          Amount     Capital    Reserves     Earnings      Income       Total
                                            ------          ------    ----------  ---------    --------  -------------    -----

Balance December 31, 2004, restated       17,027,328    $   17,027   $14,922,428 $ 1,271,817  $ 3,511,069  $      --   $19,722,341

Transfer of statutory reserves                    --            --            --     315,954     (313,219)        --         2,735

Allocation of noncontrolling interest             --            --            --          --           --         --            --

Net income for the year ended
 December 31, 2005, as previously
 reported                                         --            --            --          --    1,051,996    352,710     1,404,706

Prior period adjustment, see Note 10              --            --            --          --      980,013    142,311     1,122,324
                                         -----------  ------------  ------------ ----------- ------------ ----------- ------------
Net income for the year ended
    December 31, 2005                             --            --            --          --    2,032,009    495,021     2,527,030
                                         -----------  ------------  ------------ ----------- ------------ ----------- ------------
Balance December 31, 2005                 17,027,328        17,027    14,922,428   1,587,771    5,229,859    495,021    22,252,106

Transfer of statutory reserves                    --            --            --     234,317     (234,317)        --            --

Net income for the year ended
   December 31, 2006                              --            --            --          --    1,849,919    772,746     2,622,665
                                         -----------  ------------  ------------ ----------- ------------ ----------- ------------

Balance December 31, 2006                 17,027,328   $    17,027   $14,922,428  $1,822,088   $6,845,461 $1,267,767   $24,874,771
                                         ===========  ============  ============ =========== ============ ==========  ============



The accompanying notes are an integral part of the consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                    (IN US $)

                                                        2006           2005
                                                    ---------------------------
                                                                     (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $  1,849,919   $  2,032,009
                                                    -------------  -------------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, amortization and impairment              526,702        501,131
     Loss on disposal of fixed assets                      5,703              -

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable          (17,759)        11,041
     Decrease  in inventory                               10,397            759
     (Increase) decrease in prepaid expenses and other
       current assets                                      29,59       (430,504)
     Increase (decrease) in accounts payable
       and accrued expenses                              101,498        (40,287)
     Increase in income taxes payable                  1,386,450      1,415,855
     (Increase) in deferred taxes                        (93,157)       (67,018)
                                                    -------------  -------------
     Total adjustments                                 1,949,426      1,390,977
                                                    -------------  -------------
     Net cash provided by operating activities         3,799,345      3,422,986
                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 (Increase) decrease in advances to related parties     (239,456)             -
 (Increase) in long-term assets                       (3,430,845)    (3,622,361)
 (Acquisitions) of fixed assets                         (669,441)      (320,537)
 Disposition of fixed assets                              23,760              -
                                                    -------------  -------------
      Net cash (used in) investing activities         (4,315,982)    (3,942,898)
                                                    -------------  -------------
Effect of foreign currency translation                   494,628        495,021
                                                    -------------  -------------
NET (DECREASE) IN
    CASH AND CASH EQUIVALENTS                            (22,009)       (24,891)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                   68,403         93,294
                                                    -------------  -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD           $     46,394   $     68,403
                                                    =============  =============


The accompanying notes are an integral part of the consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION
            --------------------------------------

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

            As noted in Note 10, the Company has restated its consolidated financial statements to adjust certain tax accrual and accruals for tax surcharges (penalties and interest) previously recorded. The net effect of the adjustments was an increase in net income of the Company for the year ended December 31, 2005 of $980,013 from a net income of $1,051,996 to a net income of $2,032,009. The adjustments increased the earnings (loss) per share $0.06 from $0.06 to $0.12.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            ------------------------------------------

            Principles of Consolidation
            ---------------------------

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

            Use of Estimates
            ----------------

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

            Cash and Cash Equivalents
            -------------------------

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintained $5,105 and $4,668 as of December 31, 2006 and 2005, respectively in cash on hand. The remainder of the cash was in financial institutions.

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------

            Comprehensive Income
            --------------------

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

            Inventory
            ---------

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

            Fair Value of Financial Instruments
            -----------------------------------

            The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

            Currency Translation
            --------------------

            The Company's functional currency is that of the PRC which is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The period end RMB to US dollar as of December 31, 2006 and 2005 were 7.82 and 8.08, respectively, and the average period RMB to the US dollar for 2006 and 2005 were 7.95 and 8.18, respectively. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2006 and 2005, the Company recorded approximately $772,746 and $495,021 in transaction gains as a result of currency translation.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------

            Revenue Recognition
            -------------------

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

            Accounts Receivable
            -------------------

            The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has established a reserve of $2,493 as of December 31, 2006.

            Accounts receivable are generally due within 30 days and collateral is not required.

            Advertising Costs
            -----------------

            The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended December 31, 2006 and 2005 are included in general and administration expenses in the consolidated statements of operations.

            Fixed Assets
            ------------

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------

            Fixed Assets (cont')
            --------------------

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

            Land Use Rights
            ---------------

            According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

            Impairment of Long-Lived Assets
            -------------------------------

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

            Earnings Per Share of Common Stock
            ----------------------------------

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                    December 31,    December 31,
                                                        2006            2005
                                                        ----            ----
                                                                      (Restated)

                  Net income                         $ 1,849,919    $ 2,032,009

                  Weighted-average common shares
                      Outstanding (Basic)             17,027,328     17,027,328

                  Weighted-average common stock
                     Equivalents
                       Stock options                          --             --
                       Warrants                               --             --
                                                    -------------  -------------
                  Weighted-average common shares
                      Outstanding (Diluted)           17,027,328     17,027,328
                                                    =============  =============

            Income Taxes
            ------------

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------

            Stock-Based Compensation
            ------------------------

            The Company follows FASB 123R in accounting for its stock based compensation (see Recent Accounting Pronouncements). This measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees and common stock issuances are less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. The Company for 2005 and 2004 did not grant any options or warrants that would need to be valued under such method. The following represents the effect on net income attributable to common shareholders per share if the fair value method had been applied to all awards.

            On January 1, 2006, the Company adopted the provisions of FAS No. 123R "Share-Based Payment" ("FAS 123R") which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("FAS 148"), as if the fair value method defined by FAS No. 123, "Accounting for Stock Based Compensation" ("FAS 123") had been applied to its stock-based compensation.

            The Company has elected to use the modified-prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------

            Stock-Based Compensation (Continued)
            ------------------------------------

                                                        Years Ended December 31,
                                                           2006          2005
                                                           ----          ----

             (Restated) Net income:
               As reported                               $1,849,919  $2,032,009
              Add: Stock-based employee compensation
                  expense included in reported net loss,
                  net of related tax effects                     --          --

             Less: Total stock-based employee compensation
                 expense determined under fair value based
                 method for all awards, net of related tax
                 effects                                         --          --
                                                         ----------- -----------
              Pro forma                                  $1,849,919  $2,032,009
            Net earnings per share:
                 As reported:
                  Basic                                  $     0.11  $     0.12
                  Diluted                                $     0.11  $     0.12
                 Pro forma:
                  Basic                                  $     0.11  $     0.12
                  Diluted                                $     0.11  $     0.12

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

            Segment Information
            -------------------

            The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For 2006 and 2005, the Company operated in one segment and one geographical location.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------

            Related Party Transactions
            --------------------------

            Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

            Reclassifications
            -----------------

            Certain amounts that were not part of the restatement reported in for the year ended December 31, 2005 have been reclassified to conform to the presentation of the December 31, 2006 amounts. The reclassifications have no effect on operations or equity for the years ended December 31, 2005.

            Recent Accounting Pronouncements
            --------------------------------

            In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

            In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company's financial statements.

            In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", ("FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements (Continued)
            --------------------------------------------

            In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company's financial statements.

            In September 2006, the United States Securities and Exchange Commission ("SEC") issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."

            This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its financial statements.

NOTE 3-     FIXED ASSETS
            ------------

            Fixed assets as of December 31, 2006 and 2005 were as follows:

                                        Estimated
                                          Useful
                                          Lives
                                         (Years)       2006          2005
                                        ---------      ----          ----

            Land use right                40-68     $2,916,033    $2,825,116
            Buildings                       40       6,355,321     6,156,086
            Building improvements           15       1,498,278     1,451,564
            Furniture and fixtures          12         374,097       381,987
            Electrical equipment            15       1,350,892     1,308,485
            Vehicles and other              10       1,691,421     1,093,285
                                                    ----------    ----------
                                                    14,186,042    13,216,523
            Less: accumulated depreciation           4,865,241     4,287,116
                                                    ----------    ----------
            Property and equipment, net             $9,320,801    $8,929,407
                                                    ==========    ==========

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 3-     FIXED ASSETS (CONTINUED)
            ------------------------

            There was $526,702 and $501,131 charged to operations for depreciation expense for the years ended December 31, 2006 and 2005, respectively. There was no impairment for these assets during the years ended December 31, 2006 and 2005.

NOTE 4-     LONG-TERM ASSETS
            ----------------

            The balance as of December 31, 2006 included payments of $18,666,100 made to the local government for the acquisition of a piece of land in the PRC. Pursuant to an agreement executed May 26, 2002, the total estimated consideration for the land is $15,008,280. There is no specific due date for payment of the balance of the consideration.

            The Company proposes to utilize the land for property development. This agreement stipulates that the planning and preparation work should be completed by the end of 2002, with construction to commence by March 2004. The Company has paid design and planning fees of $3,657,820 through December 31, 2006, and although this project has been delayed, Management believes that the agreement is still effective and there is no penalty for the delay pursuant to the agreement.

            Although it is the present intention of Management to develop the land, the Company shall have the right to dispose of the land through the local government subject to certain conditions. The land has a value which has been prepared by an independent valuation specialist on a depreciated replacement cost basis that exceeds the carrying cost. There is no impairment on this amount as of December 31, 2006.

NOTE 5-     RELATED PARTY TRANSACTIONS
            --------------------------

            The Company has identified the following related parties:

            Chen Jingmin - a director and stockholder of the Company.

            Dongjin Taoyuan - a stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

            Yuan Taizu - a stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

            Shaanxi New Taohuayuan Economy Trade Company Limited - the principal stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005


NOTE 5-     RELATED PARTY TRANSACTIONS (CONTINUED)
            --------------------------------------

            Shaanxi Wenhao Zaliang Shifu Limited - a stockholder of the Company in which Chen Jingmin has control and a financial interest. The Wenhao Group has various entities as noted below.

            Shaanxi Wenhao Dongjin Taohuyuan - part of Wenhao Group.

            Shaanxi Wenhao Naner Huan Wenhao - part of Wenhao Group.

            Shaanxi Wenhao Xijiao Wenhao - part of Wenhao Group.

            Shaanxi Kangze Economic and Trade Limited - a stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

            The Company as of December 31, 2006 had advanced $490,305 to Shaanxi New Taohuayuan Economy Trade Company, $277,920 to the Wenhao Group, $122,365 to Dongjin Taoyuan, and $57,533 to Yuan Taizu. These advances are unsecured, interest-free and have no fixed repayment terms. The Company has classified these advances as current assets.

            Management Fee Agreement
            ------------------------

            The Company entered into a management agreement with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group on January 15, 2004 for a period of five years. The annual management fees are fixed at approximately $1,400,000. For the years ended December 31, 2006 and 2005, the Company earned $1,443,359 and $1,411,312 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date. Additionally, in 2006, the Company entered into a management agreement with Yuan Taizu and earned approximately $230,130 in management fees. The agreement will pay the Company approximately $1,800,000 (RMB) annually.

NOTE 6-     STOCKHOLDERS' EQUITY (DEFICIT)
            ------------------------------

            Preferred Stock
            ---------------

            As of December 31, 2006, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. There are as of December 31, 2006, no shares issued and outstanding.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 6-     STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
            ------------------------------------------

            Common Stock
            ------------

            As of December 31, 2006, the Company has 50,000,000 shares of common stock authorized with a par value of $.001. As of December 31, 2006, the Company has 17,027,328 shares issued and outstanding. These shares were issued in November 2004 upon completion of the merger. There have been no other shares issued.

            Options and Warrants
            --------------------

            The Company has not granted any options or warrants as of December 31, 2006.

            Statutory Reserves
            ------------------

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

NOTE 7-     RETIREMENT PLAN
            ---------------

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

NOTE 8-     COMMITMENTS AND CONTINGENCIES
            -----------------------------

            As of December 31, 2006, the Company had capital expenditure commitments contracted, but not provided for net of deposits they paid for the acquisition of the land as noted in Note 4, amounting to $968,783.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005


NOTE 9-     PROVISION FOR INCOME TAXES

            In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 33% for the years ended December 31, 2006 and 2005, respectively.

                                                      Years ended December 31,
                                                      ------------------------
                                                         2006          2005

               Current tax expense                   $1,057,729     $  996,175

               Deferred tax expense (benefit)           (93,157)       (67,018)
                                                   -------------   ------------
                                                     $  964,572     $  929,157

            A reconciliation of the PRC enterprise income tax rate to the effective income tax rate is as follows:

                                                            2006         2005
                                                            ----         ----

             Statutory rate                                  33%          33%
             Surcharge on taxes not deductible
                for PRC enterprise income tax purposes        2%         (1)%
                                                          ------        -----
                                                             35%          32%

            Deferred Taxes - the Company
            ----------------------------

            Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company's deferred tax assets represent deductible temporary differences arising mainly from the other payables.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 9-     PROVISION FOR INCOME TAXES (CONTINUED)

            At December 31, 2006, deferred tax assets consist of the following:

                  Bad debt                    $        823

                  Other payables                    55,500
                                               -----------

                                                $   56,323

            Value Added Tax
            ---------------

            The Company only recognizes Value Added Tax ("VAT") for their store revenue at a rate of 4%. A very small portion of the Company's revenue is derived from this source.

NOTE 10-    RESTATED FINANCIAL STATEMENTS
-----------------------------------------

            As noted in Note 1, the Company has restated its consolidated financial statements to adjust certain tax accrual and accruals for tax surcharges (penalties and interest) previously recorded. The net effect of the adjustments was an increase in net income of the Company for the year ended December 31, 2005 of $980,013 from a net income of $1,051,996 to a net income of $2,032,009. The adjustments increased the earnings (loss) per share $0.06 from $0.06 to $0.12.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28 day of March 2007.


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

Signature                        Title                Date
---------                        -----                ----


/s/ Chen Jingmin               Director            March 28, 2007
----------------------
Chen Jingmin

/s/ Liu Bo                     Director            March 28, 2007
----------------------
Liu Bo

/s/ Cai Danmei                 Director            March 28, 2007
----------------------
Cai Danmei

/s/ Hu Yangxiong               Director            March 28, 2007
----------------------
Hu Yangxiong

/s/ Yang Erping                Director            March 28, 2007
----------------------
Yang Erping

/s/ Zhao Jianwen               Director            March 28, 2007
----------------------
Zhao Jianwen

/s/ Wang Chang Zhu             Director            March 28, 2007
----------------------
Wang Chang Zhu

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


                                   FORM 10-KSB

                                    EXHIBITS