Form 10QSB
period 2007-03-31
New Taohuayuan Culture Tourism Co., Ltd.
filed 2007-05-21
CIK 1311185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
  (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number - None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.

                Nevada                                 98-0440893
  --------------------------------        ------------------------------------
     State or other jurisdiction          (I.R.S.) Employer Identification No.
          of incorporation

                                1# Dongfeng Road
                   Xi'an Weiyang Tourism Development District
                                  Xi'an, China
                  -------------------------------------------
                     Address of principal executive offices

                                0086-29-86671555
                       ---------------------------------
               Registrant's telephone number, including area code

                                       N/A
                    ---------------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.


            Yes        X                              No         __
                  ------------                              ------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                                             No    __X___
                  ------------------                                -

     As of May 15, 2007 the Company had 18,727,327 outstanding shares of common stock.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                          INDEX TO FINANCIAL STATEMENTS



Condensed Consolidated Balance Sheet as of March 31, 2007 (Unaudited)

Condensed Consolidated Statements of Income and Accumulated Other
   Comprehensive Income for the Three Months Ended
   March 31, 2007 and 2006 (Restated) (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 2007 and 2006 (Restated) (Unaudited)

Notes to Condensed Consolidated Financial Statements

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2007 (UNAUDITED)
                                    (IN US$)

                                     ASSETS
Current Assets:
  Cash and cash equivalents                               $      102,017
  Accounts receivable                                             33,931
  Inventories                                                     42,204
  Deferred tax asset                                              57,371
  Prepaid expenses and other current assets                       22,583
  Due from related parties                                       992,249
                                                          ---------------
      Total Current Assets                                     1,250,355
                                                          ---------------

  Fixed assets, net of depreciation                            9,281,135
                                                          ---------------

Other Assets:
Long-term assets                                              19,749,964
                                                          ---------------
      Total Other Assets                                      19,749,964
                                                          ---------------
TOTAL ASSETS                                                $ 30,281,454
                                                          ===============

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses                    $     954,973
  Taxes payable                                                3,611,702
                                                          ---------------
      Total Current Liabilities                                4,566,675
                                                          ---------------
Commitments and contingencies
      Total Liabilities                                        4,566,675
                                                          ---------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 Par Value; 10,000,000 shares authorized
      and 0 shares issued and outstanding                             --
  Common stock, $.001 Par Value; 50,000,000 shares authorized
      and 18,727,327 shares issued and outstanding                18,727
  Additional paid-in capital                                  15,005,728
  Statutory reserves                                           1,822,088
  Retained earnings                                            7,317,021
  Accumulated other comprehensive income (loss)                1,551,215
                                                          ---------------
      Total Stockholders' Equity                              25,714,779
                                                          ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   30,281,454
                                                          ===============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     ACCUMULATED OTHER COMPREHENSIVE INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)
                                    (IN US $)

                                                       Three Months Ended
                                                            March 31,
                                                       2007          2006
                                                       ----          ----
                                                                  (Restated)
OPERATING REVENUES
   Catering and hotel related services income   $    880,863    $    813,748
   Management, rental and laundry income             443,560         323,580
                                                -------------   -------------
      Total Operating Revenues                     1,324,423       1,137,328

COST OF REVENUES                                     221,017         200,261
                                                -------------   -------------

GROSS PROFIT                                       1,103,406         937,067
                                                -------------   -------------

OPERATING EXPENSES
   Salaries and wage related expenses                113,322          89,959
   General and administrative fees                   149,443         160,229
   Depreciation, amortization and impairment         145,040         128,934
                                                -------------   -------------
      Total Operating Expenses                       407,805         379,122
                                                -------------   -------------

INCOME BEFORE OTHER INCOME (EXPENSE)                 695,601         557,945

OTHER INCOME (EXPENSE)
   Interest income                                       310             297
                                                -------------   -------------
      Total Other Income (Expense)                       310             297
                                                -------------   -------------

NET INCOME BEFORE PROVISION FOR
    INCOME TAXES                                     695,911         558,242
Provision for Income Taxes                          (224,351)       (161,945)
                                                -------------   -------------

NET INCOME APPLICABLE TO COMMON SHARES          $    471,560    $    396,297
                                                =============   =============

NET EARNINGS PER BASIC AND DILUTED SHARES       $       0.03    $       0.02
                                                =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                            18,443,994      17,027,328
                                                =============   =============

COMPREHENSIVE INCOME
    Net income                                  $    471,560    $    396,297
    Other comprehensive income
     Currency translation adjustments                283,448         131,381
                                                -------------   -------------
Comprehensive income                            $    755,008    $    527,678
                                                =============   =============

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)
                                    (IN US $)

                                                           2007        2006
                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $   471,560    $   396,297
                                                    ------------   ------------

 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, amortization and impairment            145,040        128,934

Changes in assets and liabilities
     (Increase) decrease in accounts receivable           3,814        (12,475)
     (Increase) in inventory                             (8,499)          (269)
     (Increase) decrease in prepaid expenses and
      other current assets                              (12,797)         9,121
     (Decrease) in accounts payable and
       and accrued expenses                            (158,500)       (52,345)
     Increase in income taxes payable                   310,969        262,861
     (Increase) in deferred taxes                          (998)       (40,913)
                                                    ------------   ------------
            Total adjustments                           279,029        294,914
                                                    ------------   ------------
   Net cash provided by operating activities            750,589        691,211
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) in advances to related parties          (44,126)       (82,884)
     (Increase) in long-term assets                  (1,083,864)      (712,574)
     (Acquisitions) of fixed assets                        (776)       (42,453)
                                                    ------------   ------------
        Net cash (used in) investing activities      (1,128,766)      (837,911)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from issuance of common stock               85,000             --
                                                    ------------   ------------
   Net cash (used in) financing activities               85,000         85,000
                                                    ------------   ------------

Effect of foreign currency translation                  348,800        131,381
                                                    ------------   ------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                            55,623        (15,319)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                  46,394         68,403
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $   102,017    $    53,084
                                                    ============   ============

SUPPLEMENTAL NONCASH FINANCIAL INFORMATION
     Shares of stock issued for liabilities         $        --    $        --
                                                    =============  ============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

      As noted in Note 10, the Company has restated its condensed consolidated financial statements to adjust certain tax accrual and accruals for tax surcharges (penalties and interest) previously recorded. The net effect of the adjustments was an increase in net income of the Company for the three months ended March 31, 2006 of $460,829 from a net loss of ($64,532) to a net income of $396,297. The adjustments increased the earnings (loss) per share $0.02 from $0.00 to $0.02.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintained $16,026 as of March 31, 2007 in cash on hand. The remainder of the cash was in financial institutions.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Fair Value of Financial Instruments

      The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, trade receivables and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

      Currency Translation

      The Company's functional currency is that of the PRC which is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The period end RMB to US dollar as of March 31, 2007 was 7.7342, and the average period RMB to the US dollar for 2007 and 2006 were 7.7780 and 8.0498, respectively. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three months ended March 31, 2007 and 2006, the Company recorded approximately $283,448 and $131,381 in transaction gains (losses) as a result of currency translation.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Accounts Receivable

      The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has established a reserve of $10,475 as of March 31, 2007.

      Accounts receivable are generally due within 30 days and collateral is not required.

      Advertising Costs

      The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three months ended March 31, 2007 and 2006 are included in general and administration expenses in the condensed consolidated statements of income.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      The following is a reconciliation of the computation for basic and diluted
EPS:

                                                   March 31,      March 31,
                                                       2007           2006
                                                   ---------      ---------
                                                                  (Restated)

      Net income                                $   471,560    $   396,297

      Weighted-average common shares
      Outstanding (Basic)                        18,443,994     17,027,328

      Weighted-average common stock
      Equivalents
           Stock options                                 --             --
           Warrants                                      --             --
                                               -------------  -------------

      Weighted-average common shares
      Outstanding (Diluted)                      18,443,994     17,027,328
                                              ==============  =============

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Stock-Based Compensation

      The Company follows FASB 123R in accounting for its stock based compensation (see Recent Accounting Pronouncements). This measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees and common stock issuances are less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. The Company for 2007 and 2006 did not grant any options or warrants that would need to be valued under such method. The following represents the effect on net income attributable to common shareholders per share if the fair value method had been applied to all awards.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Stock-Based Compensation (Continued)

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

      Segment Information

      The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For 2007 and 20065, the Company operated in one segment and one geographical location.

      Related Party Transactions

      Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recent Accounting Pronouncements

      In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the consolidated financial statements.

      In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company's consolidated financial statements.

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

      In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company's consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recent Accounting Pronouncements (Continued)

      In September 2006, the United States Securities and Exchange Commission ("SEC") issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."

      This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its consolidated financial statements.

      NOTE 3-     FIXED ASSETS

      Fixed assets as of March 31, 2007 were as follows:

                                         Estimated
                                          Useful
                                          Lives
                                         (Years)
                                         ---------

            Land use right                40-68     $2,949,014
            Buildings                       40       6,427,201
            Building improvements           15       1,515,224
            Furniture and fixtures          12         378,328
            Electrical equipment            15       1,366,792
            Vehicles and other              10       1,710,707
                                                    ----------

                                                    14,347,266
            Less:          accumulated               5,066,131
                                                    ----------
            depreciation
            Property  and   equipment,              $9,281,135
                                                    ==========
            net

      There was $145,040 and $128,934 charged to operations for depreciation expense for the three months ended March 31, 2007 and 2006, respectively. There was no impairment for these assets during the three months ended March 31, 2007 and 2006.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 4-     LONG-TERM ASSETS

      The balance as of March 31, 2007 included payments of $19,749,964 made to the local government for the acquisition of a piece of land in the PRC. Pursuant to an agreement executed May 26, 2002, the total estimated consideration for the land is $15,008,280. There is no specific due date for payment of the balance of the consideration.

      The Company proposes to utilize the land for property development. This agreement stipulates that the planning and preparation work should be completed by the end of 2002, with construction to commence by March 2004. The Company has paid design and planning fees of $4,741,684 through March 31, 2007, and although this project has been delayed, Management believes that the agreement is still effective and there is no penalty for the delay pursuant to the agreement.

      Although it is the present intention of Management to develop the land, the Company shall have the right to dispose of the land through the local government subject to certain conditions. The land has a value which has been prepared by an independent valuation specialist on a depreciated replacement cost basis that exceeds the carrying cost. There is no impairment on this amount as of March 31, 2007.

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

      Shaanxi Wenhao Dongjin Taohuyuan - part of Wenhao Group.

      Shaanxi Wenhao Naner Huan Wenhao - part of Wenhao Group.

      Shaanxi Wenhao Xijiao Wenhao - part of Wenhao Group.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 5-     RELATED PARTY TRANSACTIONS (CONTINUED)

      Shaanxi Kangze Economic and Trade Limited - a stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

      Xianyong Road Industry - company with common shareholders.

      The Company as of March 31, 2007 has advanced $495,850 to Shaanxi New Taohuayuan Economy Trade Company, $284,659 to the Wenhao Group, $123,758 to Dongjin Taoyuan, $58,469 to Yuan Taizu, and $29,513 to Xianyong Road Industry. These advances are unsecured, interest-free and have no fixed repayment terms. The Company has classified these as current assets.

      Management Fee Agreement

      The Company entered into a management agreement with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group on January 15, 2004 for a period of five years. Additionally, in 2006, the Company entered into a management agreement with Yuan Taizu for a five year period. The annual management fees are fixed at approximately $1,774,240. For the three months ended March 31, 2007 and 2006, the Company earned $443,560 and $323,580 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date.

NOTE 6-     STOCKHOLDERS' EQUITY (DEFICIT)

      Preferred Stock

      As of March 31, 2007, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. There are as of March 31, 2007, no shares issued and outstanding.

      Common Stock

      As of March 31, 2007, the Company has 50,000,000 shares of common stock authorized with a par value of $.001. As of March 31, 2007, the Company has 18,727,327 shares issued and outstanding. Of the issued and outstanding shares, 17,027,328 of these shares issued in November 2004 upon completion of the merger. In January 2007, 1,699,999 were issued at $.05 per share ($85,000) for cash.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 6-     STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      Options and Warrants

      The Company has not granted any options or warrants as of March 31, 2007.

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

NOTE 8-     COMMITMENTS AND CONTINGENCIES

      As of March 31, 2007, the Company had capital expenditure commitments contracted, but not provided for net of deposits they paid for the acquisition of the land as noted in Note 4, amounting to $8,511,232.

NOTE 9-     PROVISION FOR INCOME TAXES

      In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 33% for the three months ended March 31, 2007 and 2006, respectively.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 9-     PROVISION FOR INCOME TAXES (CONTINUED)


                                                Three Months Ended
                                                         March 31,
                                                2007          2006
                                                ----          ----

            Current tax expense             $ 223,940     $ 141,359

            Deferred tax expense (benefit)        411        20,586
                                            ----------    ----------

                                           $  224,351    $ 161,945
                                           ==========    =========

      A reconciliation of the PRC enterprise income tax rate to the effective income tax rate is as follows:

                                                   2007       2006

         Statutory rate                             33%         33%
         Surcharge on taxes not deductible
          for PRC enterprise income tax purposes     9           9
         Other non-temporary differences            (9)        (13)
                                                 ------       -----
                                                    33%         29%

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

      At March 31, 2007, deferred tax assets consist of the following:


            Other payables                   $       57,371
                                             ---------------

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 9-     PROVISION FOR INCOME TAXES (CONTINUED)

      Value Added Tax

      The Company only recognizes Value Added Tax ("VAT") for their store revenue at a rate of 4%. A very small portion of the Company's revenue is derived from this source.


NOTE 10-    RESTATED FINANCIAL STATEMENTS

      As noted in Note 1, the Company has restated its condensed consolidated financial statements to adjust tax accrual and accruals for tax surcharges (penalties and interest) previously recorded. The net effect of the adjustments was an increase in net income of the Company for the three months ended March 31, 2006 of $460,829 from a net loss of ($64,532) to a net income of $396,297. The adjustments increased the earnings (loss) per share $0.02 from $0.00 to $0.02.

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

      Our business is not seasonal in nature.

Results of Operation for the three months ended March 30, 2007 compared to three months ended March 31, 2006

      Material changes of certain items in our Statement of Operations for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, are discussed below:

                  Increase (I)
Item             or Decrease (D) Reason
----             --------------- ------

Operating Revenue       I        Increase in Operating Revenues was primarily
                                 the result of improved service and new menu.
                                 Our occupancy rate during the three months ended March 31, 2007 was 79% compared to 75% for the three months ended March 31, 2006.

      Gross profit, as a percentage of Operating Revenues, was 83% during the current period, which was virtually the same as our gross profit percentage in the comparable three-month period in 2006.

Income tax

      Our effective tax rates were 130% and 75% respectively for the three months ended March 31, 2006 and 2005. The difference between the effective tax rate and the PRC enterprise income tax rate is mainly due to the surcharge on taxes which we are accruing and which is not deductible for PRC enterprise income tax purposes.

Liquidity and Capital Resources

       Our material sources (uses) of cash during the following periods were:

                                         Three months ended  Three months ended
                                            March 31, 2007     March 31, 2006
                                         ------------------  ------------------

      Cash provided by operations           $ 750,589           $691,211
      Advances to related parties             (44,126)           (82,884)
      Payment for land use rights          (1,083,864)          (712,574)
      Purchase of equipment                      (776)           (42,453)
      Cash on hand at beginning of period          --             15,319

      We intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. We have not started actual construction work on these projects.

       As of March 31, 2007 project expenditures for the mixed-use development in Lantian were $15,400,000 for the land use rights and $1,400,000 for preliminary planning and design. We anticipate that the remaining costs to develop the project, will be approximately $64,000,000 over five years. We expect to begin construction on the property in 2007.

      As of March 31, 2007 project expenditures for the hotel and resort in Xian were $1,258,000 for the land use rights. We expect to complete the New Hainan hotel and resort project in 2008 and commence operations at the end of 2009. The remaining costs to develop the project are expected to be approximately $10,000,000.

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

       Based upon the foregoing, our future capital requirements are:

                                                     Projected
Activity                                             Time Frame   Estimated Cost
--------                                             ----------   --------------

Pay remaining amount for land use rights
      for Lantian project                                 2007    $   800,000
Construction and development costs -
  Lantian project                                    2007-2012    $64,000,000
Construction and development costs -
  New Hainan project                                 2007-2008    $10,000,000

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of March 31, 2007 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the projects may take additional time or we may be unable to develop the projects. At present, we do not have any lines of credit or other bank financing arrangements.

      We do not know of any trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity other than our need to pay the taxes and surcharges which we have accrued as liabilities on our March 31, 2007 balance sheet.

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

ITEM 3. CONTROLS AND PROCEDURES


      Cai Danmei, our Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of a date prior to the filing date of this report, and in her opinion our disclosure controls and procedures are effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to her by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in our internal controls or in other factors that could significantly affect our internal controls. As a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

                                     PART II

                                OTHER INFORMATION




Item 6. Exhibits

         Number           Exhibit
         ------           -------

           31             Rule 13a-14(a) Certifications

           32             Section 1350 Certifications

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 2007.

                               NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.



                               By:  /s/ Cai Danmei
                                   --------------------------------------------
                                   Cai Danmei, Chief Executive Officer,
                                   Principal Financial Officer and
                                   Principal Accounting Officer