Form 10QSB
period 2007-06-30
New Taohuayuan Culture Tourism Co., Ltd.
filed 2007-08-16
CIK 1311185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                   (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission File Number - None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.

        Nevada                                            98-0440893
State or other jurisdiction                 (I.R.S.) Employer Identification No.
of incorporation

                                1# Dongfeng Road
                   Xi'an Weiyang Tourism Development District
                                  Xi'an, China
                   ---------------------------- -------------
                     Address of principal executive offices

                                0086-29-86671555
            -------------------------------------- -----------------
               Registrant's telephone number, including area code

                                       N/A
                   ------------------------------------ ----
                  Former address of principal executive offices

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

As of July 31, 2007 the Company had 18,727,327 outstanding shares of common stock.

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                          INDEX TO FINANCIAL STATEMENTS



Condensed Consolidated Balance Sheet as of June 30, 2007 (Unaudited)

Condensed Consolidated Statements of Income and Accumulated Other
   Comprehensive Income for the Six and Three Months Ended
    June 30, 2007 and 2006 (Restated) (Unaudited)


Condensed Consolidated Statements of Cash Flows for the Six Months
    Ended March 31, 2007 and 2006 (Restated) (Unaudited)


Notes to Condensed Consolidated Financial Statements

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2007 (UNAUDITED)
                                   (IN US$)

                                    ASSETS

Current Assets
  Cash and cash equivalents                               $     121,535
  Accounts receivable                                            25,688
  Inventories                                                    36,911
  Deferred tax asset                                             66,005
  Prepaid expenses and other current assets                      25,558
  Due from related parties                                      988,534
                                                         --------------

    Total Current Assets                                      1,264,231
                                                          -------------

  Fixed assets, net of depreciation                           9,272,580
                                                          -------------

Other Assets:
Long-term assets                                             21,043,372
                                                           ------------

    Total Other Assets                                       21,043,372
                                                           ------------

TOTAL ASSETS                                              $ 31,580,183
                                                          ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses                  $      965,399
  Taxes payable                                               3,992,968
                                                         --------------

      Total Current Liabilities                               4,958,367
                                                         --------------

Commitments and contingencies

      Total Liabilities                                       4,958,367
                                                         --------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 Par Value; 10,000,000
   shares authorized and 0 shares issued and
   outstanding                                                        -
                                                        ---------------
  Common stock, $.001 Par Value; 50,000,000 shares authorized
    and 18,727,327 shares issued and outstanding                 18,727
  Additional paid-in capital                                 15,005,728
  Statutory reserves                                          1,822,088
  Retained earnings                                           7,836,623
  Accumulated other comprehensive income (loss)               1,938,650
                                                         --------------

      Total Stockholders' Equity                             26,621,816
                                                          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 31,580,183
                                                          ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                    ACCUMULATED OTHER COMPREHENSIVE INCOME
    FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
                                    (IN US $)


                                      SIX MONTHS ENDED           THREE MONTHS ENDED
                                          JUNE 30,                    JUNE 30,
                                     2007          2006          2007          2006
                                ---------------------------------------------------------

OPERATING REVENUES
 Catering and hotel related
  services income               $  1,824,154  $  1,720,738     $    943,292   $    978,252
 Management, rental and
  laundry income                     892,974       799,373          449,414        486,617
                                ------------- -------------    -------------  -------------
   TOTAL OPERATING REVENUES        2,717,128     2,520,111        1,392,706      1,464,869

COST OF REVENUES                     462,430       423,371          241,413        223,529
                                ------------- -------------    -------------  -------------
GROSS PROFIT                       2,254,698     2,096,740        1,151,293      1,241,340
                                ------------- -------------    -------------  -------------
OPERATING EXPENSES
 Salaries and wage related
  expenses                           214,916       147,545          101,594         55,612
 General and administrative
  fees                               274,978       482,374          125,535        286,821
 Depreciation, amortization
  and impairment                     292,010       254,990          146,970        127,834
                                ------------- -------------    -------------  -------------
  Total Operating Expenses           781,904       884,909          374,099        470,267
                                ------------- -------------    -------------  -------------
INCOME BEFORE OTHER INCOME
(EXPENSE)                          1,472,794     1,211,831          777,194        771,073

OTHER INCOME (EXPENSE)
   Interest income                       566           558              256            262
   Loss on disposal of assets              -        (9,502)               -         (9,502)
                                ------------- -------------    -------------  -------------
 Total Other Income (Expense)            566        (8,944)             256         (9,240)
                                ------------- -------------    -------------  -------------
NET INCOME BEFORE PROVISION FOR
INCOME TAXES                       1,473,360     1,202,887          777,450        761,833
Provision for Income Taxes          (482,199)     (430,377)        (257,848)      (152,003)
                                ------------- -------------    -------------  -------------
NET INCOME APPLICABLE TO COMMON
SHARES                          $    991,161  $    772,510     $    519,602   $    609,830
                                ============= =============    =============  =============
NET EARNINGS PER BASIC AND
DILUTED SHARES                  $       0.05  $       0.05     $       0.03   $       0.04
                                ============= =============    =============  =============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING         18,586,444    17,027,328       18,727,327     17,027,328
                                ============= =============    =============  =============
COMPREHENSIVE INCOME
    Net income                  $    991,161  $    772,510     $    519,602   $    609,830
    Other comprehensive income
    Currency translation
     adjustments                     670,883       226,135          387,435        194,986
                                ------------- -------------    -------------  -------------
Comprehensive income            $  1,662,044  $    998,645     $    907,037   $    804,816
                                ============= =============    =============  =============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
                                    (IN US $)

                                                    2007          2006
                                               -----------------------------

  CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                $    991,161      $   772,510
                                               -------------     ------------
     Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation, amortization and
        impairment                                  292,010         254,990
       Loss on disposal of fixed assets                   -           9,502

    Changes in assets and liabilities
       Decrease in accounts receivable               13,055             531
       (Increase) decrease in inventory              (2,314)          1,000
       (Increase) in prepaid expenses and
        other current assets                        (15,512)        (41,021)
       (Decrease) in accounts payable and
        and accrued expenses                         (3,047)         (5,244)
       Increase in income taxes payable             604,870         598,078
       (Increase) in deferred taxes                  (8,191)        (40,913)
                                               -------------     ------------
       Total adjustments                            880,871         776,923
                                               -------------     ------------
       Net cash provided by operating
        activities                                1,872,032       1,549,433
                                               -------------     ------------
  CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) in advances to related parties      (15,315)       (244,784)
     (Increase) in loans receivable                       -        (250,138)
     (Increase) in long-term assets              (1,870,126)     (1,243,942)
     (Acquisitions) of fixed assets                  (1,170)        (90,798)
                                               -------------     ------------
    Net cash (used in) investing activities      (1,886,611)     (1,829,662)
                                               -------------     ------------
 CASH FLOWS FROM FINANCING ACTIVITES
      Proceeds from issuance of common stock         85,000               -
                                               -------------     ------------
    Net cash provided by financing activities        85,000               -
                                               -------------     ------------
  Effect of foreign currency translation              4,720         226,135
                                               -------------     ------------
  NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS                      75,141         (54,094)

  CASH AND CASH EQUIVALENTS -
      BEGINNING OF PERIOD                            46,394          68,403
                                               -------------     ------------
  CASH AND CASH EQUIVALENTS - END OF PERIOD    $    121,535          14,309
                                               =============     ============
 SUPPLEMENTAL NONCASH FINANCIAL INFORMATION

    Shares of stock issued for liabilities     $          -      $        -
                                               =============     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2007 AND 2006 (UNAUDITED)

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

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 2007 AND 2006 (UNAUDITED)

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

            Cash and Cash Equivalents

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintained $24,299 as of June 30, 2007 in cash on hand. The remainder of the cash was in financial institutions.

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

            NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Fair Value of Financial Instruments

            The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, trade receivables and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.


            Currency Translation

            The Company's functional currency is that of the PRC which is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The period end RMB to US dollar as of June 30, 2007 was 7.62, and the average period RMB to the US dollar for the six months ended June 30, 2007 and 2006 were
            7.7305 and 8.007, respectively. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the six months ended June 30, 2007 and 2006, the Company recorded approximately $670,883 and $226,135 in transaction gains (losses) as a result of currency translation.

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

            Accounts Receivable

            The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has established a reserve of $2,559 as of June 30, 2007.

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Accounts Receivable (Continued)

            Accounts receivable are generally due within 30 days and collateral is not required.

            Advertising Costs

            The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six months ended June 30, 2007 and 2006 are included in general and administration expenses in the condensed consolidated statements of income.

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

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 2007 AND 2006 (UNAUDITED)

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

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                 June 30,         June 30,
                                                   2007             2006
                                                 --------         --------

            Net income                          $ 991,161        $ 772,510
                                             -------------    -------------
            Weighted-average common shares
            Outstanding (Basic)                18,586,444       17,027,328

            Weighted-average common stock
            Equivalents
              Stock options                             -                -
              Warrants                                  -                -
                                             -------------    -------------
            Weighted-average common shares
            Outstanding (Diluted)              18,586,444       17,027,328
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

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 2007 AND 2006 (UNAUDITED)

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

            NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 2007 AND 2006 (UNAUDITED)

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

            Segment Information

            The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For 2007 and 2006, the Company operated in one segment and one geographical location.

            Related Party Transactions

            Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

            NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements

            In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 has not had a material impact on the consolidated financial statements.

            In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position (with limited exceptions). The adoption of SFAS 158 has not had a material impact on the Company's consolidated financial statements.

            In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", ("FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 158 is not expected to have a material impact on the Company's consolidated financial statements

            In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 has not had a material impact on the Company's consolidated financial statements.

            NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements (Continued)

            In September 2006, the United States Securities and Exchange Commission ("SEC") issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."

            This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 has not had a material impact on the Company's consolidated financial statements.

NOTE 3-     FIXED ASSETS

            Fixed assets as of June 30, 2007 were as follows:

                                        Estimated
                                          Useful
                                          Lives
                                         (Years)

            Land use right                40-68    $2,993,216
            Buildings                       40      6,523,537
            Building improvements           15      1,537,935
            Furniture and fixtures          12        383,999
            Electrical equipment            15      1,387,278
            Vehicles and other              10      1,736,742
                                                  -----------

                                                   14,562,707
            Less: accumulated depreciation          5,290,127
                                                  -----------
            Property and equipment, net            $9,272,580
                                                  ===========

            There was $292,010 and $254,990 charged to operations for depreciation expense for the six months ended June 30, 2007 and 2006, respectively. There was no impairment for these assets during the six months ended June 30, 2007 and 2006.

             NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 2007 AND 2006 (UNAUDITED)


NOTE 4-     LONG-TERM ASSETS

            The balance as of June 30, 2007 included payments of $21,043,372 made to the local government for the acquisition of a piece of land in the PRC. Pursuant to an agreement executed May 26, 2002, the total estimated consideration for the land is $15,008,280. There is no specific due date for payment of the balance of the consideration.

            The Company proposes to utilize the land for property development. This agreement stipulates that the planning and preparation work should be completed by the end of 2002, with construction to commence by March 2004. The Company has paid design and planning fees of $6,035,092 through June 30, 2007, and although this project has been delayed, Management believes that the agreement is still effective and there is no penalty for the delay pursuant to the agreement.

            Although it is the present intention of Management to develop the land, the Company shall have the right to dispose of the land through the local government subject to certain conditions. The land has a value which has been prepared by an independent valuation specialist on a depreciated replacement cost basis that exceeds the carrying cost. There is no impairment on this amount as of June 30, 2007.

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 2007 AND 2006 (UNAUDITED)

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

            The Company as of June 30, 2007 has advanced $503,282 to Shaanxi New Taohuayuan Economy Trade Company, $282,695 to the Wenhao Group, $125,770 to Dongjin Taoyuan, $59,133 to Yuan Taizu, and $18,297 to Xianyong Road Industry. These advances are unsecured, interest-free and have no fixed repayment terms. The Company has classified these as current assets.

            Management Fee Agreement

            The Company entered into a management agreement with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group on January 15, 2004 for a period of five years. Additionally, in 2006, the Company entered into a management agreement with Yuan Taizu for a five year period. The annual management fees are fixed at approximately $1,774,240. For the six months ended June 30, 2007 and 2006, the Company earned $892,974 and $799,373 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date.

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 6-     STOCKHOLDERS' EQUITY (DEFICIT)

            Preferred Stock

            As of June 30, 2007, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. There are as of June 30, 2007, no shares issued and outstanding.

            Common Stock

            As of June 30, 2007, the Company has 50,000,000 shares of common stock authorized with a par value of $.001. As of June 30, 2007, the Company has 18,727,327 shares issued and outstanding. Of the issued and outstanding shares, 17,027,328 of these shares were issued in November 2004 upon completion of the merger. In January 2007, 1,699,999 were issued at $.05 per share ($85,000) for cash.

            Options and Warrants

            The Company has not granted any options or warrants as of June 30, 2007.

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

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 2007 AND 2006 (UNAUDITED)

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

NOTE 8-     COMMITMENTS AND CONTINGENCIES

            As of June 30, 2007, the Company had capital expenditure commitments contracted, but not provided for net of deposits they paid for the acquisition of the land as noted in Note 4, amounting to $17,792,378.

NOTE 9-     PROVISION FOR INCOME TAXES

            In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 33% for the six months ended June 30, 2007 and 2006, respectively.

                                                    Six Months Ended
                                                        June 30,
                                                   2007          2006
                                                   ------------------

            Current tax expense                 $ 474,008      $471,290
            Deferred tax expense (benefit)          8,191       (40,913)
                                                 -----------------------
                                                $ 482,199      $430,377
                                                 =======================

            A reconciliation of the PRC enterprise income tax rate to the effective income tax rate is as follows:

                                                    ---------------------------
                                                       2007         2006
                                                    -----------  ------------
            Statutory rate                             33%           33%
            Surcharge on taxes not deductible  for
            PRC enterprise income
               tax purposes                             9            10
            Other non-temporary differences            (9)           (7)
                                                    -----------  ------------
                                                       33%           36%
                                                    ===========  ============

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 2007 AND 2006 (UNAUDITED)

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

            At June 30, 2007, deferred tax assets consist of the following:

            Other payables                              $66,005
                                                        =======


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


      We manage the DongJin Taoyuan Villas, a hotel and resort property approximately 10 miles from downtown Xi'an. DongJin Taoyuan Villas has 84 rooms and 168 beds. This property closed for major remodeling in 2006 and is expected to reopen in October 2007.

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

      Our business is not seasonal in nature.

Results of Operation for the six months ended June 30, 2007 compared to six months ended June 30, 2006

      Material changes of certain items in our Statement of Operations for the six months ended June 30, 2007, as compared to the three months ended June 30, 2006, are discussed below:

                Increase (I)
Item           or Decrease (D)   Reason
----           ---------------   ------

Operating                        Revenue I Increase in Operating Revenues was
                                 primarily the result of improved service and new menu. Our occupancy rates during the six months ended June 30, 2007 and 2006 were 70%.

      Gross profit, as a percentage of Operating Revenues, was 83% during the current period, which was the same as our gross profit percentage in the comparable six-month period in 2006.

Liquidity and Capital Resources

       Our material sources (uses) of cash during the following periods were:

                                         Six months ended    Six months ended
                                           June 30, 2007       June 30, 2006
                                         ----------------    ----------------

      Cash provided by operations         $ 1,872,032         $1,549,433
      Advances to related parties             (15,315)          (244,784)
      Loans to third parties                       --            250,138
      Payment for land use rights          (1,870,126)        (1,243,942)
      Purchase of equipment                    (1,170)           (90,798)
      Sale of common stock                     85,000                 --
      Cash on hand at beginning of period          --             54,094

      We intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. We have not started actual construction work on these projects.

       As of June 30, 2007 project expenditures for the mixed-use development in Lantian were $15,008,280 for the land use rights and $6,035,092 for preliminary planning and design. We anticipate that the remaining costs to develop the project, will be approximately $17,800,000 over five years. We expect to begin construction on the property in 2008.

      As of June 30, 2007 project expenditures for the hotel and resort in Xian were $1,258,000 for the land use rights. We expect to complete the New Hainan hotel and resort project in 2008 and commence operations at the end of 2009. The remaining costs to develop the project are expected to be approximately $9,000,000.

       Based upon the foregoing, our future capital requirements are:

                                                     Projected
Activity                                             Time Frame   Estimated Cost
--------                                             ----------   --------------

Pay remaining amount for land use rights
      for Lantian project                                 2007    $   800,000
Construction and development costs - Lantian
  project                                            2007-2012    $17,800,000
Construction and development costs - New
  Hainan project                                     2007-2008    $ 9,000,000

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of June 30, 2007 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the projects may take additional time or we may be unable to develop the projects. At present, we do not have any lines of credit or other bank financing arrangements.

      We do not know of any trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity other than our need to pay the taxes and surcharges which we have accrued as liabilities on our June 30, 2007 balance sheet.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

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

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits

         Number           Exhibit
         ------           -------

           31             Rule 13a-14(a) Certifications

           32             Section 1350 Certifications

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2007.

                               NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.



                                By: /s/ Cai Danmei
                                    --------------------------------------
                                    Cai Danmei, Chief Executive
                                    Officer,
                                    Principal Financial Officer and
                                    Principal Accounting Officer