Form 10QSB
period 2007-09-30
New Taohuayuan Culture Tourism Co., Ltd.
filed 2007-11-19
CIK 1311185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      Commission File Number - None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.
               -------------------------------------------------

             Nevada                                   98-0440893
   ---------------------------           ------------------------------------
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

   As of October 31, 2007 the Company had 18,727,327 outstanding shares of common stock.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

INDEX TO FINANCIAL STATEMENTS



                                                                          Page

Condensed Consolidated Balance Sheet as of September 30, 2007 (Unaudited)

Condensed Consolidated Statements of Income and Accumulated Other
   Comprehensive Income for the Nine and Three Months Ended
    September 30, 2007 and 2006 (Restated) (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 2007 and 2006 (Restated) (Unaudited)

Notes to Condensed Consolidated Financial Statements

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2007 (UNAUDITED)
                                    (IN US$)

ASSETS

Current Assets:
  Cash and cash equivalents                          $    106,791
  Accounts receivable                                      24,131
  Inventories                                              40,066
  Deferred tax asset                                       65,687
  Prepaid expenses and other current assets                 9,262
  Due from related parties                              1,004,319
                                                    --------------

    Total Current Assets                                1,250,256
                                                    --------------

  Fixed assets, net of depreciation                     9,299,782
                                                    --------------

Other Assets:
  Long-term assets                                      22,455,074
                                                    --------------

    Total Other Assets                                 22,455,074
                                                    --------------

TOTAL ASSETS                                        $  33,005,112
                                                    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses            $      961,080
  Taxes payable                                         4,423,301
                                                    --------------

      Total Current Liabilities                         5,384,381
                                                    --------------

Commitments and contingencies

      Total Liabilities                                 5,384,381
                                                    --------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 Par Value; 10,000,000
   shares authorized and 0 shares issued and
   outstanding                                                 -
  Common stock, $.001 Par Value; 50,000,000 shares
   authorized and 18,727,327 shares issued and
   outstanding                                             18,727
  Additional paid-in capital                           15,005,728
  Statutory reserves                                    1,822,088
  Retained earnings                                     8,429,063
  Accumulated other comprehensive income (loss)         2,345,125
                                                    --------------

      Total Stockholders' Equity                       27,620,731
                                                    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  33,005,112
                                                    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                     ACCUMULATED OTHER COMPREHENSIVE INCOME
   FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

                                    (IN US $)


                                                         NINE MONTHS ENDED        THREE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                         2007         2006         2007         2006
                                                     -----------  -----------  -----------  -----------

OPERATING REVENUES
   Catering and hotel related services income       $ 2,880,007  $ 2,732,847  $ 1,055,853  $ 1,012,110
   Management, rental and laundry income              1,349,166    1,234,031      456,192      434,658
                                                     -----------  -----------  -----------  -----------

      TOTAL OPERATING REVENUES                        4,229,173    3,966,878    1,512,045    1,446,768

COST OF REVENUES                                        733,179      679,328      270,749      255,957
                                                     -----------  -----------  -----------  -----------

GROSS PROFIT                                          3,495,994    3,287,550    1,241,296    1,190,811
                                                     -----------  -----------  -----------  -----------
OPERATING EXPENSES
   Salaries and wage related expenses                   319,837      268,948      104,921      121,403
   General and administrative fees                      407,065      710,168      132,087      227,798
   Depreciation, amortization and impairment            405,060      341,018      113,050       86,026
                                                     -----------  -----------  -----------  -----------
       Total Operating Expenses                       1,131,962    1,320,134      350,058      435,227
                                                     -----------  -----------  -----------  -----------
INCOME BEFORE OTHER INCOME (EXPENSE)                  2,364,032    1,967,416      891,238      755,584

OTHER INCOME (EXPENSE)
   Interest income                                          870          759          304          202
   Loss on disposal of assets                                 -       (9,502)           -            -
                                                     -----------  -----------  -----------  -----------
       Total Other Income (Expense)                         870       (8,743)         304          202
                                                     -----------  -----------  -----------  -----------

NET INCOME BEFORE PROVISION FOR INCOME TAXES          2,364,902    1,958,673      891,542      755,786

Provision for Income Taxes                             (781,301)    (332,462)    (299,103)      97,915
                                                     -----------  -----------  -----------  -----------
NET INCOME APPLICABLE TO COMMON SHARES              $ 1,583,601  $ 1,626,211  $   592,439  $   853,701
                                                    ============ ============ ============ ============

NET EARNINGS PER BASIC AND DILUTED SHARES           $      0.08  $      0.10  $      0.03  $      0.05
                                                    ============ ============ ============ ============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                               18,633,920    7,027,328   18,727,327   17,027,328
                                                    ============ ============ ============ ============
COMPREHENSIVE INCOME
    Net income                                      $ 1,583,601  $ 1,626,211  $   592,439  $   853,701
    Other comprehensive income
       Currency translation adjustments               1,077,358      549,083      406,475      322,948
                                                    ------------ ------------ ------------ ------------
Comprehensive income                                $ 2,660,959  $ 2,175,294  $   998,914  $ 1,176,649
                                                    ============ ============ ============ ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)
                                    (IN US $)

                                                             2007        2006
                                                         ----------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             1,583,601   1,626,211
                                                         ----------- -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, amortization and impairment              405,060     341,018
     Loss on disposal of fixed assets                             -       9,502

  Changes in assets and liabilities
     Decrease in accounts receivable                         15,200     (57,618)
     (Increase) decrease in inventory                        (4,944)      4,629
     (Increase) decrease in prepaid expenses and other
      current assets                                            935      (8,217)
     Increase (decrease) in accounts payable and
       and accrued expenses                                 (22,057)     35,082
     Increase in income taxes payable                       983,801     893,937
     (Increase) in deferred taxes                            (6,996)   (417,185)
                                                         ----------- -----------
     Total adjustments                                    1,370,999     801,148
                                                         ----------- -----------
     Net cash provided by operating activities            2,954,600   2,427,359
                                                         ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) in advances to related parties                (16,092)   (267,147)
   (Increase) in loans receivable                                 -    (634,535)
   (Increase) in long-term assets                        (2,962,571) (1,389,668)
   (Acquisitions) of fixed assets                            (1,596)   (734,442)
                                                         ----------- -----------
      Net cash (used in) investing activities            (2,980,259) (3,025,792)
                                                         ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from issuance of common stock                   85,000           -
                                                         ----------- -----------
       Net cash provided by financing activities             85,000           -
                                                         ----------- -----------
Effect of foreign currency translation                        1,056     549,083
                                                         ----------- -----------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                60,397     (49,350)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                      46,394      68,403
                                                         ----------- -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                $  106,791  $   19,053
                                                         =========== ===========

SUPPLEMENTAL NONCASH FINANCIAL INFORMATION

  Shares of stock issued for liabilities                 $        -  $        -
                                                         =========== ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

                       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

                       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Cash and Cash Equivalents

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintained $13,055 as of September 30, 2007 in cash on hand. The remainder of the cash was in financial institutions.

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

            Currency Translation

            The Company's functional currency is that of the PRC which is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The period end RMB to US dollar as of September 30, 2007 was 7.5061, and the average period RMB to the US dollar for the nine months ended September 30, 2007 and 2006 were 7.5626 and 7.94, respectively. The RMB is not freely convertible into foreign currency and all foreign

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the nine months ended September 30, 2007 and 2006, the Company recorded approximately $1,077,358 and $549,083 in transaction gains (losses) as a result of currency translation.

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

            Accounts Receivable

            The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has established a reserve of $2,598 as of September 30, 2007.

            Accounts Receivable (Continued)

            Accounts receivable are generally due within 30 days and collateral is not required.

            Advertising Costs

            The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended September 30, 2007 and 2006 are included in general and administration expenses in the condensed consolidated statements of income.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

                       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

            The following is a reconciliation of the computation for basic and diluted EPS:

                                      September 30,  September 30,
                                          2007           2006
                                      -------------  -------------

Net income                             $ 1,583,601    $ 1,626,211
                                      -------------  -------------

Weighted-average common shares
Outstanding (Basic)                     18,633,920     17,027,328

Weighted-average common stock
Equivalents
     Stock options                               -              -
     Warrants                                    -              -
                                      -------------  -------------

Weighted-average common shares
Outstanding (Diluted)                   18,633,920     17,027,328
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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 3-     FIXED ASSETS

            Fixed assets as of September 30, 2007 were as follows:

                                    Estimated
                                     Useful
                                      Lives
                                     (Years)

            Land use right                40-68     $3,038,627
            Buildings                       40      6,622,508
            Building improvements           15      1,561,268
            Furniture and fixtures          12       389,825
            Electrical equipment            15      1,408,325
            Vehicles and other              10      1,763,518
                                                    ---------

                                                   14,784,071
            Less: accumulated depreciation          5,484,289
                                                    ---------
            Property and equipment, net            $9,299,782
                                                   ==========

            There was $405,060 and $341,018 charged to operations for depreciation expense for the nine months ended September 30, 2007 and 2006, respectively. There was no impairment for these assets during the nine months ended September 30, 2007 and 2006.

NOTE 4-     LONG-TERM ASSETS

            The balance as of September 30, 2007 included payments of $22,455,074 made to the local government for the acquisition of a piece of land in the PRC. Pursuant to an agreement executed May 26, 2002, the total estimated consideration for the land is $15,008,280. There is no specific due date for payment of the balance of the consideration.

            The Company proposes to utilize the land for property development. This agreement stipulates that the planning and preparation work should be completed by the end of 2002, with construction to commence by March 2004. The Company has paid design and planning fees of $7,446,794 through September 30, 2007, and although this project has been delayed, Management believes that the agreement is still effective and there is no penalty for the delay pursuant to the agreement.

            Although it is the present intention of Management to develop the land, the Company shall have the right to dispose of the land through the local government subject to certain conditions. The land has a value which has been prepared by an independent valuation specialist on a depreciated replacement cost basis that exceeds the carrying cost. There is no impairment on this amount as of September 30, 2007.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

            The Company as of September 30, 2007 has advanced $510,918 to Shaanxi New Taohuayuan Economy Trade Company, $289,590 to the Wenhao Group, $127,135 to Dongjin Taoyuan, $60,128 to Yuan Taizu, and $17,203 to Xianyong Road Industry. These advances are unsecured, interest-free and have no fixed repayment terms. The Company has classified these as current assets.

            Management Fee Agreement

            The Company entered into a management agreement with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group on January 15, 2004 for a period of five years. Additionally, in 2006, the Company entered into a management agreement with Yuan Taizu for a five year period. The annual management fees are fixed at approximately $1,774,240. For the nine months ended September 30, 2007 and 2006, the Company earned $1,349,166 and $1,234,031 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 6-     STOCKHOLDERS' EQUITY (DEFICIT)

            Preferred Stock

            As of September 30, 2007, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. There are as of September 30, 2007, no shares issued and outstanding.

            Common Stock

            As of September 30, 2007, the Company has 50,000,000 shares of common stock authorized with a par value of $.001. As of September 30, 2007, the Company has 18,727,327 shares issued and outstanding. Of the issued and outstanding shares, 17,027,328 of these shares were issued in November 2004 upon completion of the merger. In January 2007, 1,699,999 were issued at $.05 per share ($85,000) for cash.

            Options and Warrants

            The Company has not granted any options or warrants as of September 30, 2007.

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

                       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)


NOTE 8-     COMMITMENTS AND CONTINGENCIES

            As of September 30, 2007, the Company had capital expenditure commitments contracted, but not provided for net of deposits they paid for the acquisition of the land as noted in Note 4, amounting to $16,490,257.

NOTE 9-     PROVISION FOR INCOME TAXES

            In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 33% for the nine months ended September 30, 2007 and 2006, respectively.

                                    Nine Months Ended
                                      September 30,
                                     2007       2006
                                    ------     ------

Current tax expense                $ 773,428  $ 752,728
                                   ---------- ----------
Deferred tax expense (benefit)         7,873   (420,266)
                                   ---------- ----------
                                   $ 781,301  $ 332,462
                                   ========== ==========

            A reconciliation of the PRC enterprise income tax rate to the effective income tax rate is as follows:

                                                    ---------------------------
                                                       2007         2006
                                                    -----------  ------------

            Statutory rate                             33%           33%
            Surcharge on taxes not deductible  for
            PRC enterprise income
               tax purposes                             9            10
            Other non-temporary differences            (9)           (7)
                                                    -----------  ------------
                                                    -----------  ------------
                                                       33%           36%
                                                    ===========  ============

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

                       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 9-     PROVISION FOR INCOME TAXES (CONTINUED)

            At September 30, 2007, deferred tax assets consist of the following:


            Other payables                   $   65,687
                                             ===========


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

      Our business is not seasonal in nature.

Results of Operation for the nine months ended September 30, 2007 compared to nine months ended September 30, 2006

      Material changes of certain items in our Statement of Operations for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, are discussed below:

                  Increase (I)
Item             or Decrease (D) Reason

Operating Revenue       I        Increase in Operating Revenues was primarily
                                 the result of improved service and new menu.
Provision for Income    I        During the nine months ended September 30, 2006
 Taxes                           our income tax expense was reduced by a
                                 deferred tax benefit. We were not able to use a deferred tax benefit to offset income taxes during the nine months ended
                                 September 30, 2007.

      Gross profit, as a percentage of Operating Revenues, was 83% during the current period, which was the same as our gross profit percentage in the comparable nine-month period in 2006.

Liquidity and Capital Resources

      We intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. We have not started actual construction work on these projects.

      We anticipate that the remaining costs to develop the Lantian project, will be approximately $17,800,000 over five years. We expect to begin construction on the property in 2008.

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

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of September 30, 2007 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the projects may take additional time or we may be unable to develop the projects. At present, we do not have any lines of credit or other bank financing arrangements.

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

                                     PART II

                                OTHER INFORMATION


Item 6. Exhibits

         Number           Exhibit
         ------           -------

           31             Rule 13a-14(a) Certifications

           32             Section 1350 Certifications

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 18, 2007.

                               NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.



                               By:   /s/ Cai Danmei
                                    ---------------------------------------
                                     Cai Danmei, Chief Executive Officer,
                                     Principal Financial Officer and
                                     Principal Accounting Officer