Form 10KSB
period 2007-12-31
New Taohuayuan Culture Tourism Co., Ltd.
filed 2008-04-17
CIK 1311185

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

           (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
OR
    ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No.   None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.
           ----------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                Nevada                                   Applied For
      ---------------------------               -----------------------------
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

                              Yes  [X]             No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):

                              Yes  [  ]           No  [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of March 31, 2008 the aggregate market value of the voting stock held by non-affiliates of the Company (15,309,679 shares) was approximately $46,000,000.

The Company's revenues from continuing operations for the most recent fiscal year were $6,292,118.

As of March 31, 2008 the Company had 18,727,327 outstanding shares of common stock.

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

     This property closed for major remodeling in 2006 and is expected to reopen in July 2008.

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

     Under the terms of the management agreement, we receive a management fee of approximately $1,039,000 plus a bonus of 15% of the excess of actual revenue over targeted revenue in exchange for providing all services relating to the operation of the restaurants. We are fully responsible for the operation of the restaurants. We did not achieve targeted revenues in 2004, 2005 or 2006. Refer to our financial statements for information concerning the amount we have received for managing these restaurants.

     Our agreement for the management of this property does not contain any termination provisions, other than those which are typically found in contracts and which are based upon a breach of contract. The management agreement may be renewed or amended with our consent and that of Shaanxi Wenhao Zaliang Shifu, Ltd.

Future Developments and Strategy

     We purchased land use rights covering approximately 848 undeveloped acres in the city of Lantian for a one-time cost (including taxes) of $16,198,000. Lantian is located approximately 23 miles from Xi'an. The land use rights, which expire in 2045, permit us to use the land to build a mixed-use development that will include condominium units, hotel rooms, single-family residences, educational facilities and commercial developments. We will supervise the design, construction and development of this project. We will operate the project once it is complete.

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

     As of March 31, 2008 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. As of March 31, 2008 we did not have any firm commitments from any third party with respect to financing either project. If required financing is not be available the development of the projects may take additional time or we may be unable to develop the projects.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCK- HOLDER MATTERS.

      On May 24, 2006 our common stock started trading on the OTC Bulletin Board under the symbol "NYTN". The following shows the high and low prices for our common stock for the periods indicated:

     Quarter Ended                 High            Low
     -------------                 ----            ---

      6/30/06                      $0.90          $0.65
      9/30/06                      $0.90          $0.55
      12/31/06                     $0.55          $0.55

      3/31/07                      $9.00          $0.55
      6/30/07                     $13.50          $2.20
      9/30/07                      $7.50          $7.50
      12/31/07                     $7.50          $7.50

      Between June 30, 2007 and March 31, 2008 only 2,300 of our shares traded on the OTC Bulletin Board.

            As of March 31, 2008 we had 18,727,327 outstanding shares of common stock held by approximately 975 stockholders. All of our outstanding shares can be sold pursuant to Rule 144 of the Securities and Exchange Commission.

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

      During the year ended December 31, 2007 neither we, any of our officers or directors, nor to our knowledge none of our principal shareholders, purchased any shares of our common stock either from us, from third parties in a private transaction, or as a result of purchases in the open market.

     We are authorized to issue 10,000,000 shares of preferred stock, $.001 par value, in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our Board of Directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock. As of March 31, 2008 we had not issued any shares of Preferred Stock.

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

      We manage the DongJin Taoyuan Villas, a hotel and resort property approximately 10 miles from downtown Xi'an. DongJin Taoyuan Villas has 84 rooms and 168 beds. This property closed for major remodeling in 2006 and is expected to reopen in July 2008.

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

      Our business is not seasonal in nature.

Results of Operations

Year Ended December 31, 2007
----------------------------

      Material changes of certain items in our Statement of Operations for the year ended December 31, 2007, as compared to the year ended December 31, 2006, are discussed below:

                      Increase (I)
Item                 or Decrease (D)   Reason
----                 ---------------   ------

Operating Revenue           I          Increase   in    customers    due   to
                                       improvements  made  to our  facilities
                                       and services.

Operating Expenses          I          Increase in employees and salaries.


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

Liquidity and Capital Resources

      Our material sources and (uses) of cash during the year ended December 31, 2007 were:

      Cash provided by operations                            $ 3,608,105
      Payment for land use rights, building improvements,
          and purchase of equipment                           (4,224,050)
      Loans from related parties                                 504,230
      Proceeds from sale of stock                                 85,000
      Changes to foreign currency exchange rate                   26,001
      Cash on hand at January 1, 2005                                714

      Our material sources and (uses) of cash during the year ended December 31, 2006 were:

      Cash provided by operations                            $ 3,799,345
      Loans to related parties                                  (239,456)
      Payment for land use rights                             (3,430,845)
      Payment for land use rights, building improvements,
        and purchase of equipment                               (669,441)
      Sale of assets                                              23,760
      Changes to foreign currency exchange rate                  494,628
      Cash on hand at January 1, 2006                             22,009

      As discussed in Item 1 of this report, we intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. We have not started actual construction work on these projects.

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of March 31, 2008 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the projects may take additional time or we may be unable to develop the projects. At present, we do not have any lines of credit or other bank financing arrangements.

      We do not know of any trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity other than our need to pay the taxes and surcharges which we have accrued as liabilities on our December 31, 2007 balance sheet.

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

Critical Accounting Policies and Estimates

      We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenue and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application assists management in making their business decisions.

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

      Effective December 14, 2007 Michael Pollack CPA resigned as our certified public accountant. Mr. Pollack audited our financial statements for the fiscal years ended December 31, 2006 and 2005. The reports of Mr. Pollack for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope, accounting principles or uncertainty. During our two most recent fiscal years and subsequent interim period ended December 14, 2007 there were no disagreements with Mr. Pollack on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mr. Pollack, would have caused him to make reference to such disagreements in his report.

      Effective February 14, 2008 we hired Wen Jiang & Company PC as our independent registered public accounting firm.

      Wen Jiang & Company did not provide us with advice regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue. During the two most recent fiscal years and subsequent interim period ended February 14, 2008, we did not consult with Wen Jiang & Company regarding any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

      Effective February 21, 2008 Wen Jiang & Company resigned as our independent certified public accountants. Wen Jiang & Company were retained on February 14, 2008 and did not audit our financial statements. During our two most recent fiscal years and subsequent interim period ended February 21, 2008 there were no disagreements with Wen Jiang & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Wen Jiang & Company, would have caused them to make reference to such disagreements in any report they may have issued on our financial statements.

      Effective February 29, 2008 we hired Kabani & Company, Inc. as our independent registered public accounting firm.

      Kabani & Company did not provide us with advice regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue. During the two most recent fiscal years and subsequent interim period ended February 29, 2008, we did not consult with Kabani & Company regarding any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

      The change in our independent registered public accountants was recommended and approved by our directors and our audit committee.

ITEM 8A(T). CONTROLS AND PROCEDURES

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

Management's Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

      Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

      Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

      This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report on internal control in this annual report.

ITEM 8B.     OTHER INFORMATION

      Not applicable

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.
            -------------------------------------------------------------

     The names, ages and positions held by our executive officers and directors are set forth below.

                                                                Officer/Director
Name             Age       Position                                    Since
----             ---       --------                             ----------------

Chen Jingmin     54        Chairman of the Board of Directors           1997
Cai Danmei       46        Chief Executive Officer, Chief Financial
                           Officer and a Director                       1997
Liu Bo           30        Secretary and a Director                     2004
Hu Yangxiong     45        Director                                     2002
Yang Erping      52        Director                                     2004
Zhao Jianwen     48        Director                                     2004
Wang Changzhu    51        Director                                     2004

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

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) our Chief Executive Officer and (ii) by our two other executive officers during the two years ended December 31, 2007.

Summary Compensation Table

                                                                 All
Name                                                            Other
and                                         Restricte           Annual
Principal                                     Stock    Option   Compen-
Position            Year    Salary  Bonus    Awards    Awards   sation    Total
--------------------------------------------------------------------------------

Chen Jingmin,       2007         0       0        0         0        0        0
Chairman            2006         0       0        0         0        0        0

Cai Danmei,         2007   $10,500       0        0         0        0  $10,500
Chief Executive     2006   $10,644       0        0         0        0  $10,644
and Financial
 Officer

Liu Bo,             2007  $  2,900       0        0         0        0  $ 2,900
Secretary           2006  $  2,993       0        0         0        0  $ 2,993

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

      During the year ended December 31, 2007 we paid Ms. Cai an additional $500 per month as a result of her seniority with us.

      During the year ended December 31, 2007 we did not compensate any person for serving as a director.

      We have not granted or sold any options for the purchase of our common stock.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            The following table shows, as of March 31, 2008, the common stock ownership of (i) each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) each director individually and (iii) all officers and directors as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. The address of each owner is in care of us at 1# Dongfeng Road, Xi'an Weiyang Tourism Development District, Xi'an, China.

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

      As of December 31, 2007 Shaanxi New Taohuayuan Economy Trade Co. Ltd. owed us $356,589 for management fees. As of December 31, 2007 Shaanxi Wenhao Zaliang Shifu, Ltd. owed us $119,963 for management fees.

      In January 2007 we sold 1,699,999 shares of our common stock to Rising Star Holdings Investment Corporation at a price of $0.05 per share.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number   Exhibit Name
-------- ------------

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Moores Rowland Mazars, Chartered Accountants, served as our independent public accountants during the fiscal year ended December 31, 2005. The following table shows the aggregate fees we were billed during the year ended 2006 by Moores Rowland Mazars.

                                                   2006
                                                   ----

      Audit Fees                                $79,448
      Audit-Related Fees                             --
      Financial Information Systems                  --
      Design and Implementation Fees                 --

      Tax Fees                                       --
      All Other Fees                                 --

Audit fees represent amounts billed for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year. Before we engaged Moores Rowland Mazars to render audit services, the engagement was approved by our Directors.

      Michael Pollack CPA audited our financial statements for the fiscal years ended December 31, 2005 and 2006. The following table shows the aggregate fees we were billed during the two years ended December 31, 2007 by Mr. Pollack.

                                                   2006       2007
                                                   ----       ----

      Audit Fees                                $29,000    $31,200
      Audit-Related Fees                             --         --
      Financial Information Systems                  --         --
      Design and Implementation Fees                 --         --
      Tax Fees                                       --         --
      All Other Fees                                 --         --


Audit fees represent amounts billed for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year. Before we engaged Mr. Pollack to render audit services, the engagement was approved by our Directors.

Kabani & Company audited our financial statements for the fiscal year ended December 31, 2007. Since we did not hire Kabani & Company until February 2008, Kabani & Company did not bill us for any fees during 2007.

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMIIMIIMITED AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2007

                                TABLE OF CONTENTS







Report of Independent Registered Public Accounting Firm                      1

Consolidated Balance Sheet as of December 31, 2007                           2

Consolidated Statements of Operations                                        3
for the years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows                                        4
for the years ended December 31, 2007 and 2006

Consolidated Statements of Stockholders' Equity                              5
for the years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements                                   6-

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------


Board of Directors and Stockholders of
New Taohuayuan Culture Tourism Company Limited and subsidiary,


We have audited the accompanying consolidated balance sheet of New Taohuayuan Culture Tourism Company Limited and subsidiary (a Nevada corporation) as at December 31, 2007, and the related consolidated statements of operation, stockholders' equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of New Taohuayuan Culture Tourism Company Limited and subsidiary as of December 31, 2006 were audited by other auditor whose report dated February 23, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Taohuayuan Culture Tourism Company Limited and subsidiary, Inc. as of December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.



/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 25, 2008

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007

                                     ASSETS

 Current assets
                                               2007
                                       --------------------
 Cash and cash equivalents                 $    45,680
 Accounts receivable, net                       34,178
 Inventories                                   127,182
 Prepaid expenses and other
  current assets                                   385
 Due from related parties                      476,552
                                       --------------------
           Total Current Assets                683,977

 Property & equipment, net                   6,713,733

 Construction-in- progress                   7,944,945

 Land use right, net                         2,463,522

 Other assets
   Deposit for construction-in-progress     16,452,000
   Deferred tax assets                               -
                                       ---------------------
         Total Other Assets                 16,452,000
                                       ---------------------
 Total assets                             $ 34,258,177
                                       =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
 Accounts payable and accrued
  expenses                                    $495,825
 Deferred revenue                               52,105
  axes payable                               4,070,480
                                     -----------------------
    Total Current Liabilities                4,618,410

Stockholders' equity
 Common stock, $.001 par value,
  50,000,000 shares authorized,
  18,727,327 issued and outstanding
  at December 31, 2007                          18,727
 Preferred stock, $.001 par value,
  10,000,000 shares authorized, none
  shares issued and outstanding                      -
 Additional paid in capital                 15,855,727
 Statutory reserve                           2,018,901
 Other comprehensive income                  3,207,587
 Retained earnings                           8,538,825
                                     -----------------------
 Total stockholders' equity                 29,639,767
                                     -----------------------
 Total liabilities and
  stockholders' equity                     $34,258,177
                                     =======================



The accompanying notes are an integral part of these audited financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                    2007             2006
                                              ---------------- ----------------
Net revenue
 Catering and hotel related services income   $   4,475,072    $   4,164,088
 Management fee income                            1,817,046        1,443,359
                                              ---------------- ----------------

         Total net revenue                        6,292,118        5,607,447

Cost of revenue                                   1,289,038          980,883
                                              ---------------- ----------------
Gross profit                                      5,003,080        4,626,564

Operating expenses
 General and administrative expenses              1,427,397        1,280,694
 Depreciation and amortization                      802,710          526,702
                                              ---------------- ----------------
         Total operating expenses                 2,230,107        1,807,396
                                              ---------------- ----------------

Income from operations                            2,772,973        2,819,168
                                              ----------------- --------------
Other (Income) expense
 Interest income                                     (1,187)          (1,026)
 Loss on disposal of assets                               -            5,703
 Other income                                       (25,288)               -
                                              ----------------- --------------
         Total other (income) expense               (26,475)           4,677
                                              ----------------- --------------

Income before income taxes                        2,799,448        2,814,491

Provision for income taxes                          909,272          964,572
                                              ----------------- --------------
Net income                                        1,890,176        1,849,919

Other comprehensive item:
   Foreign currency translation gain              1,939,820          772,746
                                              ----------------- --------------
Net comprehensive income                      $   3,829,996     $  2,622,665
                                              ================= ==============
Earnings per share:
   Basic & diluted earnings per share         $        0.10     $       0.11
                                              ================= ==============

Weighted average number of shares outstanding:
      Basic & diluted weighted average
      number of shares                           18,685,409       17,027,328
                                              ================= ==============


The accompanying notes are an integral part of these audited financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                    2007             2006
                                              ---------------- ----------------

 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                   $   1,890,176     $  1,849,919
  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                     802,710          526,702
   Loss on disposal of assets                              -            5,703
   Issuance of shares for services                   850,000                -
   Bad debt expense                                   23,488                -

(Increase) / decrease in current assets:
   Accounts receivables                                5,387          (17,759)
   Inventory                                         (87,564)          10,397
   Other receivables                                   1,428                -
   Prepaid expenses and other current assets               -           29,591
   Deferred tax assets applied                        58,006                -
 Increase/(Decrease) in current liabilities:
   Accounts payable and accrued expenses            (244,205)         101,498
   Taxes payable                                     258,639        1,386,450
   Deferred revenue                                   50,042          (93,157)
                                              ---------------- ----------------
      Total Adjustments                            1,717,929        1,949,426
                                              ---------------- ----------------
      Net cash provided by operating
         activities                                3,608,105        3,799,345
                                              ---------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceed on disposal of property &
   equipment                                               -           23,760
  Payment for construction-in-progress            (4,206,857)      (3,430,845)
  Purchase of property & equipment                   (17,194)        (669,441)
                                              ---------------- ----------------
  Net cash used in investing activities           (4,224,050)      (4,076,526)
                                              ---------------- ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Advances to related parties                              -         (239,456)
  Proceed from related party                         504,230                -
  Proceed from stock issuance                         85,000                -
                                              ---------------- ----------------
  Net cash provided by (used in) financing
   activities                                        589,230         (239,456)
                                              ---------------- ----------------
  Effect of exchange rate changes on
    cash and cash equivalents                         26,001          494,628
                                              ---------------- ----------------
  Net decrease in cash and cash
    equivalents                                         (714)         (22,009)

  Cash and cash equivalents, beginning
    balance                                           46,394          68,403
                                              ---------------- ----------------
  Cash and cash equivalents, ending
    balance                                   $       45,680   $      46,394
                                              ================ ================

 SUPPLEMENTAL DISCLOSURES:

   Cash paid during the year for:

   Income tax payments                        $            -   $            -
                                              ================ ================
  Interest payments                           $            -   $            -
                                              ================ ================

The accompanying notes are an integral part of these audited financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                                  Additional      Other                                Total
                                  Commmon Stock      Preferred       Paid     Comprehensive  Statutory   Retained  Stockholders'
                               Shares       Amount     Stock      in Capital      Income      Reserve    Earnings      Equity
                               ------       ------   ---------    -----------  ------------  ---------  ---------- -----------
Balance as at
  December 31, 2005         17,027,328  $  17,027           -    $14,922,428  $   495,021  $ 1,587,771  $ 5,229,859  $22,252,106

Change in foreign
 currency translation
 gain                                -          -           -              -      772,746            -            -      772,746

Transfer to statutory
 reserve                             -          -           -              -            -      234,317     (234,317)           -

Net income for the year
 ended December 31, 2006             -          -           -              -            -            -    1,849,920    1,849,920
                          ------------- ----------  ----------  -------------  -----------  ----------- ------------  -----------
Balance as at December
 31, 2006                   17,027,328     17,027           -     14,922,428    1,267,767    1,822,088    6,845,462   24,874,772

Issuance of shares for
 services                    1,699,999      1,700           -        933,299            -            -            -      934,999

Change in foreign currency
 translation gain                    -          -           -              -    1,939,820            -            -    1,939,820

Transfer to statutory reserve        -          -           -              -            -      196,813     (196,813)           -

Net income for the year ended
 December 31, 2007                   -          -           -              -            -            -    1,890,176    1,890,176

                          ------------- ----------  ----------  -------------  -----------  ----------- ------------  -----------
Balance as at December
 31, 2007                   18,727,327  $  18,727   $       -   $ 15,855,727   $3,207,587   $2,018,901  $ 8,538,825  $29,639,767
                          ============= ==========  ==========  =============  ===========  =========== ============ ============



The accompanying notes are an integral part of these audited financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

Note A - ORGANIZATION


      New Taohuayuan Culture Tourism Company Limited (the "Company") was incorporated under the laws of the State of Nevada on November 3, 2004. The Company is an investment holding company.

      Shaanxi New Taohuayuan Culture Tourism Company Limited ("Shaanxi NTHY") was incorporated in the People's Republic of China ("PRC") on August 3, 1997 as a limited liability company. Shaanxi NTHY operates a resort in Xi'an, in the PRC, providing catering, hotel and related services.

      Pursuant to an agreement and plan of migratory merger between the Company and Shaanxi NTHY on November 5, 2004, the Company acquired Shaanxi NTHY by issuing 17,027,328 shares of its common stock to the original shareholders of Shaanxi NTHY in exchange for 100% of their membership interests (the "Merger"). As a result, the controlling member of Shaanxi NTHY has effective and actual operating control of the Company. The Merger was approved by the Shaanxi Ministry of Commerce on November 24, 2004. Since then, Shaanxi NTHY has become a wholly owned subsidiary of the Company and its status has changed to a wholly owned foreign owned enterprise.

      Since the Company had no operations or net assets prior to the Merger, the Merger was considered to be a capital transaction in substance, rather than a business combination and no goodwill was recognized. For financial reporting purposes, the Merger was treated as a reverse acquisition whereby Shaanxi NTHY is considered to be the accounting survivor and the operating entity while the Company is considered to be the legal survivor.

      The historical stockholders' equity accounts of the Company have been retroactively restated to reflect the issuance of the 17,027,328 shares of common stock since the beginning of the periods presented.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation
      ---------------------

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi (CNY); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

      Foreign currency transactions and comprehensive income (loss)
      -------------------------------------------------------------

      As of December 31, 2007, the accounts of Shaanxi NTHY were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

      During the years ended December 31, 2007 and 2006 the transactions of Shaanxi NTHY were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

      Use of Estimates
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

      Principles of Consolidation
      ---------------------------

      The consolidated financial statements include the accounts of New Taohuayuan Culture Tourism Company Limited and its wholly owned subsidiary Shaanxi NTHY, collectively referred to within as the Company. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

      Revenue Recognition
      -------------------

      The Company generates revenue from catering, hotel, and related services. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is generally recognized: (a) when persuasive evidence of an arrangement exists; (b) when services are rendered; (c) when the fee is fixed or determinable; and (d) when collectibility is reasonably assured. Such service revenues are recognized net of discounts.

      The Company also generates management fee income in accordance with Shaanxi New Taohuayuan Economy Trade Company Limited and its subsidiaries (related parties) based on terms stated in the agreement. These companies are controlled by a common director and stockholder of the Company. Cost of good sold related to management fee income is immaterial comparing with the total expenses incurred for the Company during its fiscal year.

      Advertising
      -----------

      Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

      Income Taxes
      ------------

      The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective

      Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

      Statement of Cash Flows
      -----------------------

      In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

      Concentration of Credit Risk
      ----------------------------

      Financial instruments that potentially subject the Company to concentrations of credit risk are cash, and other receivables arising from our normal business activities. We place our cash in what we believe to be credit-worthy financial institutions. We have a diversified customer base, most of which are in China. We control credit risk by collecting the revenue in advance. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

      Segment Reporting
      -----------------

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

      Risks and Uncertainties
      -----------------------

      The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

      The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

      Contingencies
      -------------

      Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

      If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

      Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

      Cash and Cash Equivalents
      -------------------------

      Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

      Allowance for Doubtful Accounts
      -------------------------------

      Management reviews the composition of accounts receivable, loans and prepaid expense and analyzes historical bad debts, aging analysis, current economic trends and changes in payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $27,130 and $2,493 at December 31, 2007 and 2006 respectively.

      Inventory
      ---------

      Inventory is valued at the lower of cost or market. Inventory includes gift cards, raw materials and consumables.

      Potential losses from obsolete and slow-moving inventories are provided for when identified. Cost, which comprises all costs of purchase and, where applicable, other costs that has been incurred in bringing their inventories to their present location and condition, is calculated using the first-in, first-out method.

      Property, Plant & Equipment
      ---------------------------

      Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

      Buildings                                                        40 years
      Infrastructures and leasehold improvement                        15 years
      Equipment (including electronic facilities, sports, education
        and recreation facilities)                                    5-7 years
      Automobile                                                        7 years
      Furniture and Fixtures                                            5 years

      Intangible Assets
      -----------------

      The Company applies criteria specified in SFAS No. 141, "Business Combinations" to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the "contractual-legal" or "separability" criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that assets may be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

      carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

      Basic and Diluted Earnings Per Share
      ------------------------------------

      Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share were $0.10 and $0.11 for the year ended December 31, 2007 and 2006 respectively.

      Recent Accounting Pronouncements
      --------------------------------

      In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

     a.   A brief description of the provisions of this Statement

     b.   The date that adoption is required

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

     c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

      The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

      In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

      The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

      In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

      In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. . It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effect of this pronouncement on financial statements.

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

Note C - DEPOSIT
         -------

      The balance as of December 31, 2007 comprised of land use cost of $16,452,000 made to the local government in 2006 for the acquisition of a piece of land in PRC. The Company acquired the land for new project's development.To obtain the land use right the Company has to pay the demolish fee associated with the acquisition of the land use right and as a result the official title of land use right is not transferred to the Company as of December 31, 2007.

Note D - PROPERTY AND EQUIPMENT
         ----------------------

      As of December 31, 2007 the property and equipment of the Company consisted of the following:

                                                                      2007
                                                                 -------------
Buildings                                                         $ 7,970,697
Infrastructure and Leasehold Inprovement                            1,669,912
Furniture and fixtures                                                401,163
Equipments                                                          1,768,132
Automobiles                                                           293,399
                                                                 -------------
                                                                   12,103,303

Accumulated Depreciation                                           (5,389,570)
                                                                 -------------
Property and Equipment, net                                       $ 6,713,733
                                                                 =============

      The Company had depreciation expenses of $520,407, and $526,702 for the years ended December 31, 2007 and 2006 respectively.

Note E - LAND USE RIGHT
         --------------

      According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

      Land use right value as of December 31, 2007 was $2,463,522. The Company had amortization expenses of $282,303 and $0 as of December 31, 2007 and 2006.

                                                           2007
                                                       -----------

                  Land use rights                    $  3,127,009
                                                       -----------

                  Accumulated amortization               (663,486)

                  Land use rights, net               $  2,463,523

      The amortization expenses for land use right for next five years after December 31, 2007 are as follows:

                        2008                          $      63,318
                        2009                                 63,318
                        2010                                 63,318
                        2011                                 63,318
                        2012                                 63,318
                                                         -------------
                     Thereafter                           2,146,933
                                                         =============
                        Total                         $   2,463,523
                                                         =============

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

Note F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The Company's accounts payable and accrued expenses as of December 31, 2007 are summarized as follows:

            ------------------------------------------------
                                                  2007
            ------------------------------------------------
            Accounts payables                  $    130,828
            ------------------------------------------------
            Other payables                          268,302
            ------------------------------------------------
            Accrued payroll                          28,791
            ------------------------------------------------
            Accrued expenses                         67,905
            ------------------------------------------------
            Total accounts payables and        $    495,825
            accrued expenses
            ------------------------------------------------


Note G - DEFERRED REVENUE

      The company has recorded deferred revenue of $52,105 and $0 as of December 31, 2007 and 2006. Deferred revenue represents advances from customers for using the resort facilities within the next twelve month period.

Note H- TAX PAYABLES

     As of December 31, 2007 and 2006, tax payables are summarized as follows:

                                           2007
                                     -------------
Income tax payable                    $ 3,456,655
Business tax payable                      497,146
VAT payable                                12,669
Other taxes payable                       104,010
                                  ----------------
Tax payable                        $ 4,070,480.00

Note I - INCOME TAXES

      The Company is registered in the State of Nevada and has registered primarily in two tax jurisdictions - the PRC and the United States. For certain operations in US, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2007. Accordingly, the Company has no net deferred tax assets.

      The provision for income taxes from operations on income consists of the following for the years ended December 31, 2007 and 2006:

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

                                         2007        2006
         US Current Income Tax
         Expense (Benefit)
         -----------------------------------------------------
         Federal                        $       -   $       -
         -----------------------------------------------------
         State                                  -           -
         -----------------------------------------------------
                                                -           -
         -----------------------------------------------------
         PRC Current Income Expense
         (Benefit)                        909,272     964,572
         -----------------------------------------------------
         Total Provision for Income
         Tax                            $909,272     $964,572
         -----------------------------------------------------

      The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

            -------------------------------------------------------------
                                                  2007          2006
            -------------------------------------------------------------
            Tax expense (credit) at                34%          34%
            statutory rate - federal
            -------------------------------------------------------------
            State tax expense net of federal       6%            6%
            tax
            -------------------------------------------------------------
            Valuation allowance                   (40%)        (40%)
            -------------------------------------------------------------
            Foreign income tax - PRC               33%          33%
            -------------------------------------------------------------
            Tax expense at actual rate             33%          33%
            -------------------------------------------------------------

      United States of America
      ------------------------

      As of December 31, 2007, the Company in the United States had approximately $926,000 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2007 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

      The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2007 and 2006.

               ------------------------------------------------------
                                               2007         2006
               ------------------------------------------------------
               Net operation loss carry       $  926,000   $       -
               forward
               ------------------------------------------------------
               Total deferred tax assets         315,000           -
               ------------------------------------------------------
               Less: valuation allowance       (315,000)           -
               ------------------------------------------------------
               Net deferred tax assets        $        -   $       -
               ------------------------------------------------------

      People's Republic of China (PRC)
      --------------------------------

      Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position. The Company paid $0 of income tax payable as of December 31, 2007.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

      Deferred income tax assets
      --------------------------

      Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company's deferred tax assets represent deductible temporary differences arising mainly from the other payables. As of December 31, 2007 and 2006, the Company had deferred tax assets of $0 and $56,323.


Note J - Management Fee Agreement
         ------------------------

      The Company entered into five management agreements with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group and its subsidiary on various time for a period of five years. The annual management fees are fixed at approximately $1,400,000. For the years ended December 31, 2007 and 2006, the Company earned $1,817,046 and $1,443,359 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date (See notes #M for details).

Note K -RELATED PARTIES PAYABLE

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

      Shaanxi Wenhao Zaliang Shifu Limited - a stockholder of the Company in which Chen Jingmin has control and a financial interest. The Wenhao Group has various entities as noted below(pound)(0)

      Shaanxi Wenhao Dongjin Taohuyuan - part of Wenhao Group.
      Shaanxi Wenhao Naner Huan Wenhao - part of Wenhao Group.
      Shaanxi Wenhao Xijiao Wenhao - part of Wenhao Group.
      Shaanxi Wenhao Yuan Taizu - part of Wenhao Group

      Shaanxi Kangze Economic and Trade Limited - a stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

      The Company as of December 31, 2007 had receivable from Shaanxi New Taohuayuan Economy Trade Company, $356,589 to the Wenhao Group, $119,963 to Dongjin Taoyuan. These advances are unsecured, interest-free and have no fixed repayment terms. The Company has classified these advances as receivables from related parties under current assets.

      The Company has management fee income of $$1,817,046 and $1,443,359 for the years ended December 31, 2007 and 2006 respectively from Shaanxi New Taohuayuan Economy Trade Company Limited (See note K for details).

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

      As of December 31, 2007, the Company paid $3,269,835 and $3,167,010 were paid to Shaanxi Traditional Decoration Co. , Ltd and Shannxi Qinghua Green Project Co.,Ltd respectively for Lantian Xingtianyou Project included in construction in progress.

Note L -- COMMITMENTS

      Following are some of the significant commitments as of December 31, 2007 and 2006.

      1. Management Agreements with Shaanxi New Taohuayuan Tourism & Trading Co. Ltd. - Dongjin Taoyuan Branch and Xi'an Taoyuan Nanlu Branch

      On January 15, 2004 the Company signed two five-year agreements with Shannxi New Taohuayuan Tourism & Trading Co. Ltd - Dongjin Taoyuan Branch and Xi'an Taoyuan Nanlu Branch to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,500,000 from each of the restaurant respectively as basic annual management fees, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements will expire on Jan 14, 2009. As of December 31, 2007, the management fee earned amounting to $921,900 based upon the agreements.

      2. Management Agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch

      On January 10, 2006 the Company signed three five-year agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch and Yuantaizu Branch respectively to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,600,000, RMB 1,800,000 and RMB 1,400,000 from each of these restaurants respectively as basic annual management compensation, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements will expire on Jan 09, 2010. As of December 31, 2007, the management fee earned amounting $895,560 based upon the agreements.

      3. Lantian Xintianyou Garden Decoration Project agreements with Shaanxi Traditional Decoration Co. , Ltd.

      On Mar. 15, 2006, the company signed a decoration agreement with Shannxi Traditional Decoration Co. Ltd for Shannxi Lantian Xintianyou Garden Decoration Project. The company hired the Shannxi Traditional Decoration Co. Ltd., to do decoration work on its property with the commitment to pay RMB 80,000,000 as total compensation. The company will pay 30% of the amount at the beginning of the construction, 30% will be paid on 50% completion and 40% after the project is completed. The company is also responsible for appointing the third party as supervisor to monitor the project and to protect the surrounding environment. The project started on April 1st, 2006 and will be finished in 2008. As of December 31, 2007, the Company paid $3,269,835 was paid to the said contractor included in construction in progress.

      4. Lantian Xintianyou Garden Green Project Agreement with Shannxi Qinghua Green Project Co.,Ltd.

      On May 15, 2007, the company signed an agreement with Shannxi Qinghua Green Co. Ltd for the afforesting project of Lantian Xintianyou Garden Green. The company hired Shannxi Oinghua Green Project Co. Ltd., to perform afforesting work on the garden with the commitment to pay RMB 50,000,000 as total compensation. The company will pay 30% of the amount at the inception of the construction, 35% will be paid on 50% completion and 30% after the project completes. The final 5% will be held as project quality insurance deposit. After the project completed, Shannxi Qinghua Green Co.,Ltd will be responsible for the maintenance of the garden and the company will pay RMB 1,250,000 as annual compensation for services.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

      The project started on Oct. 6, 2007 and will be finished at the end of 2008. As of December 31, 2007, the Company paid $3,167,010 was paid to the said contractor included in construction in progress.

      5.  Lantian Xintianyou Garden Project

      The Company entered an agreement with Lantian County, Xian City, Shaanxi Province to offer a new project's development - Lantian Xingtianyou Project in 2003. The Company acquired a land (4512 Mu) in Lantian County and committed to finish the project in one year. The project has been started since 2004. However, the Company paid amount of $16,452,000 as land cost in 2006 but the title is not yet transferred to the Company without paying the demolish fee associated with the project. The payment has been recorded as the deposit in the consolidated financial statements (See note C for details).

Note M - STATUTORY RESERVE AND STATUTORY COMMON WELFARE FUND
         ---------------------------------------------------

      As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

      i.  Making up cumulative prior years' losses, if any;

     ii. Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

     iii. Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

     iv. Allocations to the discretionary surplus reserve, if approved in the stockholders' general meeting.

      In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounted to $196,813 as statutory reserve for the year ended December 31, 2007.

      According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is no more required to reserve the "Statutory common welfare fund". Accordingly, the Company did not reserve the common welfare fund in 2007.

Note N - RETIREMENT PLAN
         ---------------

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

Note O - STOCKHOLDERS' EQUITY
         --------------------

      In January 2007, the Company entered into an agreement with outside third party to provide consulting services. As part of agreement the Company agreed to issue 1,699,999 shares of common stock at discount at $0.05 per share or $85,000 for cash. The consulting company will provide consulting service to the Company during the six months period starting January 2007. The fair market value of the common stocks of the company was $0.55 on the agreement date. Accordingly the Company booked $850,000 as compensation

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

      expense after accounting for the shares issued at discount price of $0.05 for the said stock issuance as of December 31, 2007.

Note P - OTHER COMPREHENSIVE INCOME
         --------------------------

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2007 and 2006 are as follows:

                                                     Foreign Currency
                                                  Translation Adjustment
                                                  ----------------------
         Balance at December 31, 2006                   $ 1,267,767
         Change for 2007                                  1,939,820

                                                  ----------------------
         Balance at December 31, 2007                   $ 3,207,587
                                                  ======================

Note Q- SEGMENT REPORTING
        -----------------

      The Company had two principal operating segments which were: resort income and management fee income. These operating segments were determined based on the nature of the services provided. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief financial officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

      The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:

                                         Years ended December 31
                                          2007              2006
Revenues:
          Resort income from
          unaffiliated customers        $  4,475,072     $  4,164,088
          Management fee income
          from affiliated customers        1,817,046        1,443,359
                                     ----------------  ---------------
                   Consolidated         $  6,292,118     $  5,607,447
                                     ================  ===============

Operating income
(loss)
          Resort income                 $  1,881,607     $  1,375,809
          Management fee income            1,817,046        1,443,359
          Corporation (1)                  (925,680)                -
                                     ----------------  ---------------
                   Consolidated         $  2,772,973     $  2,819,168
                                     ================  ===============

Net income (loss) before taxes:

          Resort income                 $  1,908,082     $  1,356,089

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


          Management fee income            1,817,046        1,443,359
          Corporation (1)                  (925,680)                -
                                     ----------------  ---------------
                   Consolidated         $  2,799,448     $  2,799,448
                                     ================  ===============

Identifiable
assets:
          Resort income                 $  9,861,231     $ 10,452,878
          Management fee income                    -                -
          Corporation (1)                 24,396,945       18,666,100
                                     ----------------  ---------------
                   Consolidated         $ 34,258,176     $ 29,118,978
                                     ================  ===============

Depreciation and
amortization:
          Resort income                  $   802,710      $   526,702

Capital
expenditures:
          Resort income                  $    17,194        $       -
          Management fee income                    -                -
          Corporation (1)                  4,206,857                -
                                     ----------------  ---------------
                   Consolidated         $  4,224,050        $       -
                                     ================  ===============

     (1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses and capital expenditure for new project.


Note R- SUBSEQUENT EVENT

      The Company issued 1,699,999 to consultant in January 2007 based on consulting service agreement. Since the consulting company did not accomplish the services stated in the agreement, the board of directors of the Company dated on February 28, 2008 approved to buy back the common stocks at $0.05 per share subsequently (See note Q for details).

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April 2008.


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

Signature                        Title                Date
---------                        -----                ----


/s/ Chen Jingmin               Director            April 14, 2008
----------------------
Chen Jingmin

/s/ Liu Bo                     Director            April 14, 2008
----------------------
Liu Bo

/s/ Cai Danmei                 Director            April 14, 2008
----------------------
Cai Danmei

/s/ Hu Yangxiong               Director            April 14, 2008
----------------------
Hu Yangxiong

/s/ Yang Erping                Director            April 14, 2008
----------------------
Yang Erping

/s/ Zhao Jianwen               Director            April 14, 2008
----------------------
Zhao Jianwen

/s/ Wang Chang Zhu             Director            April 14, 2008
----------------------
Wang Chang Zhu

                   NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


                                   FORM 10-KSB

                                    EXHIBITS