Form 10-Q
period 2008-03-31
New Taohuayuan Culture Tourism Co., Ltd.
filed 2008-06-23
CIK 1311185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2008

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                          Commission File Number: None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.
                    ----------------------------------------

                    Nevada                                 Applied For
--------------------------------------------            -----------------
State or other jurisdiction of incorporation            (I.R.S.) Employer
                                                        Identification No.

                                1# Dongfeng Road
                   Xi'an Weiyang Tourism Development District
                                   Xian, China
                   ------------------------------------------
                     Address of principal executive offices

                                0086-29-86671555
                        ------------- -----------------
               Registrant's telephone number, including area code

                                       N/A
             ------------------------------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes ____X_____                      No __________
                    -

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]     Accelerated filer [  ]

      Non-accelerated filer [  ]       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
                                                 Yes ____    No ___X___
                                                                   -

         Class of Stock         No. Shares Outstanding         Date
         --------------         ----------------------         ----

            Common                  June 15, 2008           18,727,327

         NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMIITED AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENT

                                 MARCH 31, 2008

                                   (UNAUDITED)




                                TABLE OF CONTENTS







Unaudited consolidated Balance Sheet as of March 31, 2008                    1

Unaudited consolidated Statements of Income                                  2
for the three month periods ended March 31, 2008 and 2007

Unaudited consolidated Statements of Cash Flows                              3
for the three month periods ended March 31, 2008 and 2007

Notes to unaudited consolidated financial statements                      4-16

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2008
                                   (UNAUDITED)

                                     ASSETS
 Current assets
 Cash and cash equivalents                              $ 26,696
 Accounts receivable, net                                 21,432
 Inventories                                              83,671
 Prepaid expenses and other current assets                   860
 Due from related parties                                489,776
                                                    -------------
         Total Current Assets                            622,435

 Property & equipment, net                             6,842,569

 Construction-in- progress                             9,317,700

 Land use right, net                                   2,550,238
                                                    -------------
 Total assets                                       $ 19,332,942
                                                    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

 Current liabilities
 Accounts payable and accrued expenses                  $563,098
 Deferred revenue                                         12,895
 Taxes payable                                         4,277,127
                                                    -------------
    Total Current Liabilities                          4,853,120

 Stockholders' equity
 Common stock, $.001 par value, 50,000,000
 shares authorized, 18,727,327 issued and
 outstanding                                              18,727
 Preferred stock, $.001 par value, 10,000,000
 shares authorized, none shares issued and
 outstanding                                                   -
 Additional paid in capital                           15,855,727
 Statutory reserve                                     2,018,901
 Other comprehensive income                            4,092,216
 Accumulated deficit                                  (7,505,749)
                                                    -------------
 Total stockholders' equity                           14,479,822
                                                    -------------
  Total liabilities and stockholders' equity        $ 19,332,942
                                                    =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                     For the three month
                                                    periods ended March 31,
                                                  2008                   2007
                                                -------------------------------
Net revenue
 Catering and hotel related services income    $  1,026,648         $   880,863
 Management fee income                              482,207             443,560
                                               -------------        ------------
    Total net revenue                             1,508,855           1,324,423

Cost of revenue                                     319,166             221,017
                                               -------------        ------------
Gross profit                                      1,189,689           1,103,406

Operating expenses
 General and administrative expenses                304,366             262,765
 Depreciation and amortization                      162,474             145,040
 Imapirement - Deposit                           16,772,400                   -
                                               -------------        ------------
    Total operating expenses                     17,239,240             407,805
                                               -------------        ------------

Income (loss) from operations                   (16,049,551)            695,601
                                               -------------        ------------
Other (Income) expense
 Interest income                                       (447)               (310)
 Other income, net                                   (4,530)                  -
                                               -------------        ------------
    Total other income                               (4,977)               (310)
                                               -------------        ------------

Income (loss) before income taxes               (16,044,574)            695,911

Provision for income taxes                                -             224,351
                                               -------------        ------------

Net income (loss)                               (16,044,574)            471,560

Other comprehensive item:
 Foreign currency translation gain                  884,629             283,448
                                               -------------        ------------

Net comprehensive income (loss)                $(15,159,945)        $   755,008
                                               =============        ============

Earning (loss) per share:
 Basic & diluted earning (loss) per share      $      (0.86)        $     $0.03
                                               =============        ============
Weighted average number of shares
outstanding:
 Basic & diluted weighted average
 number of shares                                18,727,327          18,443,994
                                               =============        ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                    For the three month periods
                                                          ended March 31,
                                                       2008             2007
                                                  --------------  --------------

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                              $(16,044,574)   $    471,560
   Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      162,474         145,040
    Impairement of deposit                          16,772,400               -
  (Increase) / decrease in current assets:
    Accounts receivables                                13,249           3,814
    Inventory                                           47,763          (8,499)
    Other receivables                                     (449)        (12,797)
   Increase/(Decrease) in current liabilities:
    Accounts payable and accrued expenses               45,828        (158,500)
    Taxes payable                                       36,623         310,969
    Deferred revenue                                   (40,499)           (998)
                                                  --------------  --------------
      Total Adjustments                             17,037,389         279,029
                                                  --------------  --------------
      Net cash provided by operating activities        992,815         750,589
                                                  --------------  --------------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for construction-in-progress             (1,020,321)              -
   Purchase of property & equipment                          -            (776)
   (Increase) in long-term assets                            -      (1,083,864)
                                                  --------------  --------------
     Net cash used in investing activities          (1,020,321)     (1,084,640)
                                                  --------------  --------------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Advances to related parties                              -         (44,126)
    Proceed from related party                           7,065               -
    Proceed from stock issuance                              -          85,000
                                                  --------------  --------------
    Net cash provided by financing activities            7,065          40,847
                                                  --------------  --------------
    Effect of exchange rate changes on cash
      and cash equivalents                               1,457         348,800

    Net increase (decrease) in cash and
      cash equivalents                                 (18,984)         55,623

    Cash and cash equivalents, beginning
      balance                                           45,680          46,394
                                                  --------------  --------------
    Cash and cash equivalents, ending balance     $     26,696    $    102,017
                                                  ==============  ==============
 SUPPLEMENTAL DISCLOSURES:

    Cash paid during the year for:
      Income tax payments                         $          -    $          -
                                                  ==============  ==============
      Interest payments                           $          -    $          -
                                                  ==============  ==============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note A - ORGANIZATION
         ------------

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

      Since the Company had no operations or net assets prior to the acquisition, the acquisition was considered to be a capital transaction in substance, rather than a business combination and no goodwill was recognized. For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby Shaanxi NTHY is considered to be the accounting survivor and the operating entity while the Company is considered to be the legal survivor.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information
      ---------------------------------------
      The accompanying unaudited consolidated financial statements have been prepared by New Taohuayuan Tourism Company Limited pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

      Foreign currency transactions and comprehensive income (loss)
      -------------------------------------------------------------

      As of March 31, 2008, the accounts of Shaanxi NTHY were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

      During the three month periods ended March 31, 2008 and 2007 the transactions of Shaanxi NTHY were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      Allowance for Doubtful Accounts
      -------------------------------

      Management reviews the composition of accounts receivable, loans and prepaid expense and analyzes historical bad debts, aging analysis, current economic trends and changes in payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $28,258 and $10,475 at March 31, 2008 and 2007 respectively.

      Intangible Assets
      -----------------

      The Company applies criteria specified in SFAS No. 141, "Business Combinations" to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the "contractual-legal" or "separability" criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that assets may be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

          a.   A brief description of the provisions of this Statement
          b.   The date that adoption is required
          c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

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

Note C - DEPOSIT FOR LAND USE RIGHT

      The company had deposit balance as of March 31, 2008 comprised of land use cost of $17,136,000 made to the local government in 2006 for the acquisition of a piece of land in PRC. The Company acquired the land for new project's development. To obtain the land use right the Company has to pay the demolish fee associated with the acquisition of the land use right and as a result the official title of land use right is not transferred to the Company as of March 31, 2008.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      As of March 31, 2008, the Company determined that the deposit for land use right is impaired as the transfer of the title of land use right could not be assured based the Company's assessment of the title transfer process. Therefore, the accompanying consolidated financial statements showed impairment loss of $16,722,400. Pursuant the Chinese law, the local government may take back the land for which was being idol for more than two years.

Note D - PROPERTY AND EQUIPMENT

      As of March 31, 2008 the property and equipment of the Company consisted of the following:

                                                            3-31-2008
                                                         ---------------
             Buildings                                   $  7,034,092
             Infrastructure and Leasehold Improvement       1,739,339
             Furniture and fixtures                         1,598,885
             Equipments                                     1,928,591
             Automobiles                                      305,596
                                                       ---------------
                                                           12,606,503
             Accumulated Depreciation                      (5,763,934)
                                                       ---------------
             Property and Equipment, net               $    6,842,569
                                                       ===============

      The Company had depreciation expenses of $147,101, and $145,040 for the three month periods ended March 31, 2008 and 2007 respectively.

Note E - LAND USE RIGHT

      According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

      As of March 31, 2008 the intangible assets of the Company consisted of the following:

                                               3-31-2008
                                               ---------
                  Land use rights           $  3,257,016
                                               ---------
                  Accumulated amortization     (706,778)
                                               ---------

                  Land use rights, net      $  2,550,238

      The Company had amortization expenses of $15,373 and $0 as of March 31, 2008 and 2007. The amortization expenses for land use right for next five years after March 31, 2008 are as follows:

 One year after March 31, 2008              $      61,492
 Two years after March 31, 2008                    61,492
 Three years after March 31, 2008                  61,492
 Four years after March 31, 2008                   61,492
 Five years after March 31, 2008                   61,492
                                             -------------
Thereafter                                      2,242,778
                                             =============
  Total                                     $   2,550,238
                                             =============

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The Company's accounts payable and accrued expenses as of March 31, 2008 are summarized as follows:

                                                3-31-2008
            ------------------------------------------------
            Accounts payables                  $    159,400
            ------------------------------------------------
            Other payables                          295,482
            ------------------------------------------------
            Accrued payroll                          29,988
            ------------------------------------------------
            Accrued expenses                         78,228
            ------------------------------------------------
            Total accounts payables and        $    563,098
            accrued expenses
            ------------------------------------------------

Note G - DEFERRED REVENUE

      The company has recorded deferred revenue of $12,895 as of March 31, 2008. Deferred revenue represents advances from customers for using the resort facilities within the next twelve month period.

Note H- TAX PAYABLES

     As of March 31, 2008, tax payables are summarized as follows:

                                             3-31-2008
                                         ---------------
       Income tax payable                $   3,435,806
       Business tax payable                    723,614
       VAT payable                                  46
       Other taxes payable                     117,661
                                         ---------------
       Tax payable                       $   4,277,127
                                         ===============

Note I - INCOME TAXES

      The Company is registered in the State of Nevada and has registered primarily in two tax jurisdictions - the PRC and the United States. For certain operations in US and China, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2008. Accordingly, the Company has no net deferred tax assets.

      The provision for income taxes from operations on income consists of the following for the years ended March 31, 2008 and 2007:


                                         3-31-2008    3-31-2007
         US Current Income Tax
         Expense (Benefit)
         ----------------------------------------------------------
         Federal                        $         -     $       -
         ----------------------------------------------------------
         State                                    -             -
         ----------------------------------------------------------
                                                  -             -
         ----------------------------------------------------------
         PRC Current Income Expense     $         -       224,351
         (Benefit)
         ----------------------------------------------------------

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         ----------------------------------------------------------
         Total Provision for Income     $        -     $  224,351
         Tax
         ----------------------------------------------------------

      The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

            -------------------------------------------------------------
                                                3-31-2008    3-31-2007
            -------------------------------------------------------------
            Tax expense (credit) at                34%          34%
            statutory rate - federal
            -------------------------------------------------------------
            State tax expense net of federal       6%            6%
            tax
            -------------------------------------------------------------
            Valuation allowance                   (40%)        (40%)
            -------------------------------------------------------------
            Foreign income tax - PRC               25%          33%
            -------------------------------------------------------------
            Tax expense (benefit) at actual        0%           33%
            rate
            -------------------------------------------------------------

      United States of America
      ------------------------

      As of March 31, 2008, the Company in the United States had approximately $7,500 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at March 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

      The following table sets forth the significant components of the net deferred tax assets for operation in the US as of March 31, 2008 and 2006.

               ------------------------------------------------------
                                             3-31-2008    3-31-2007
               ------------------------------------------------------
               Net operation loss carry       $  933,500   $       -
               forward
               ------------------------------------------------------
               Total deferred tax assets         317,500           -
               ------------------------------------------------------
               Less: valuation allowance       (317,500)           -
               ------------------------------------------------------
               Net deferred tax assets        $        -   $       -
               ------------------------------------------------------

      People's Republic of China (PRC)
      --------------------------------

      Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will continue until the tax exemption period expired. The applicable new EIT for the Company is 25%. The Company paid $0 of income tax payable as of March 31, 2008 and 2007.

      Deferred income tax assets
      --------------------------

      Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company's deferred tax assets represent deductible temporary differences arising mainly from the other payables. As of March 31, 2008 and 2007, the Company had deferred tax assets of $0 and $411.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note J - Management Fee Agreement

      The Company entered into five management agreements with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group and its subsidiary on various time for a period of five years. Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group and its subsidiary are related parties. The annual management fees are fixed at approximately $1,400,000. For the three month periods ended March 31, 2008 and 2007, the Company earned $482,207 and $443,560 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date (See notes #M for details).

Note K -RELATED PARTIES TRANSACTIONS

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

      Shaanxi Wenhao Zaliang Shifu Limited - a stockholder of the Company in which Chen Jingmin has control and a financial interest. The Wenhao Group has various entities as noted below:


      Shaanxi Wenhao Dongjin Taohuyuan - part of Wenhao Group.
      Shaanxi Wenhao Naner Huan Wenhao - part of Wenhao Group.
      Shaanxi Wenhao Xijiao Wenhao - part of Wenhao Group.
      Shaanxi Wenhao Yuan Taizu - part of Wenhao Group

      Shaanxi Kangze Economic and Trade Limited - a stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

      The Company as of March 31, 2008 had receivable from Shaanxi New Taohuayuan Economy Trade Company, $371,375 to the Wenhao Group, $118,401 to Dongjin Taoyuan. These advances are unsecured, interest-free and have no fixed repayment terms. The Company has classified these advances as receivables from related parties under current assets.

      As of March 31, 2008, amounting of $3,405,780 and $4,341,120 had been paid to Shaanxi Traditional Decoration Co. Ltd and Shannxi Qinghua Green Project Co.,Ltd respectively, which are both related parties, for Lantian Xingtianyou Project included in construction in progress.

Note L -- COMMITMENTS

      Following are some of the significant commitments as of March 31, 2008 and 2007.

     1. Management Agreements with Shaanxi New Taohuayuan Tourism & Trading Co. Ltd. - Dongjin Taoyuan Branch and Xi'an Taoyuan Nanlu Branch

      On January 15, 2004 the Company signed two five-year agreements with Shannxi New Taohuayuan Tourism & Trading Co. Ltd - Dongjin Taoyuan Branch and Xi'an Taoyuan Nanlu Branch to manage the restaurants. The company will perform management and operation function including advertising,

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,500,000 from each of the restaurant respectively as basic annual management fees, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements will expire on Jan 14, 2009. As of March 31, 2008, the management fee earned amounting to $244,598 based upon the agreements.

     2. Management Agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch

      On January 10, 2006 the Company signed three five-year agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch and Yuantaizu Branch respectively to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,600,000, RMB 1,800,000 and RMB 1,400,000 from each of these restaurants respectively as basic annual management compensation, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements will expire on Jan 09, 2010. As of March 31, 2008, the management fee earned amounting $237,609 based upon the agreements.

     3. Lantian Xintianyou Garden Decoration Project agreements with Shaanxi Traditional Decoration Co., Ltd.

      On Mar. 15, 2006, the company signed a decoration agreement with Shannxi Traditional Decoration Co. Ltd for Shannxi Lantian Xintianyou Garden Decoration Project. The company hired the Shannxi Traditional Decoration Co. Ltd., to do decoration work on its property with the commitment to pay RMB 80,000,000 as total compensation. The company will pay 30% of the amount at the beginning of the construction, 30% will be paid on 50% completion and 40% after the project is completed. The company is also responsible for appointing the third party as supervisor to monitor the project and to protect the surrounding environment. The project started on April 1st, 2006 and will be finished in 2008. As of March 31, 2008, the Company has paid $3,405,780 to the said contractor included in construction in progress.

     4. Lantian Xintianyou Garden Green Project Agreement with Shannxi Qinghua Green Project Co.,Ltd.

      On May 15, 2007, the company signed an agreement with Shannxi Qinghua Green Co. Ltd for the afforesting project of Lantian Xintianyou Garden Green. The company hired Shannxi Oinghua Green Project Co. Ltd., to perform afforesting work on the garden with the commitment to pay RMB 50,000,000 as total compensation. The company will pay 30% of the amount at the inception of the construction, 35% will be paid on 50% completion and 30% after the project completes. The final 5% will be held as project quality insurance deposit. After the project completed, Shannxi Qinghua Green Co.,Ltd will be responsible for the maintenance of the garden and the company will pay RMB 1,250,000 as annual compensation for services. The project started on Oct. 6, 2007 and will be finished at the end of 2008. As of March 31, 2008, the Company has paid $4,341,120 to the said contractor included in construction in progress.

     5.   Lantian Xintianyou Garden Project

      The Company entered an agreement with Lantian County, Xian City, Shaanxi Province to offer a new project's development - Lantian Xingtianyou Project in 2003. The Company acquired a land (4512 Mu) in Lantian County and committed to finish the project in one year. The project has been started since 2004. However, the Company paid amount of $17,136,000 as land cost in 2006 but the title is not yet transferred to the Company without paying the demolish fee associated with the project (See note C for details).

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note M - STATUTORY RESERVE AND STATUTORY COMMON WELFARE FUND

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

      In accordance with the Chinese Company Law, the Company did not reserve statutory fund as of March 31, 2008.

      According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is no longer required to reserve the "Statutory Common Welfare Fund". Accordingly, the Company did not reserve the common welfare fund as of March 31, 2008.

Note N - RETIREMENT PLAN

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

Note O - STOCKHOLDERS' EQUITY

      In January 2007, the Company entered into an agreement with outside third party to provide consulting services. As part of agreement the Company agreed to issue 1,699,999 shares of common stock at discount at $0.05 per share or $85,000 for cash. The consulting company will provide consulting service to the Company during the six months period starting January 2007. The fair market value of the common stocks of the company was $0.55 on the agreement date. Accordingly the Company booked $850,000 as compensation expense after accounting for the shares issued at discount price of $0.05 for the said stock issuance as of December 31, 2007.

      Since the consulting company did not accomplish the services stated in the agreement, the board of directors of the Company dated on February 28, 2008 approved to buy back the common stocks at $0.05 per share subsequently. As of March 31, 2008, the consulting company did not sell 1,699,999 shares back to the Company.

Note P - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, as of March 31, 2008 and 2007 are as follows:

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                  Foreign Currency
                                                     Translation
                                                     Adjustment
                                                 --------------------
        Balance at December 31, 2007                $  3,207,587
         Change in Q1 2008                               884,629
                                                 --------------------
        Balance at March 31, 2008                   $  4,092,216

Note Q- SEGMENT REPORTING

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

      The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:


                                                  The three month periods ended
                                                             March 31
                                                       2008             2007
     Revenues:
       Resort income from unaffiliated
         customers                               $  1,026,648     $   880,863
       Management fee income from affiliated
         customers                                    482,207         443,560
                                                --------------  --------------
            Consolidated                         $  1,508,855     $ 1,324,423
                                                ==============  ==============
        Operating income (loss)
          Resort income                          $    248,142     $   252,041
          Management fee income                       482,207         443,560
          Corporation (1)                         (16,779,900)              -
                                                --------------  --------------
            Consolidated                        $ (16,049,551)    $   695,601
                                                ==============  ==============
        Net income (loss) before taxes:
          Resort income                         $     253,119     $   252,351
          Management fee income                       482,207         443,560
          Corporation (1)                         (16,779,900)              -
                                                --------------  --------------
            Consolidated                        $ (16,044,574)    $   695,911
                                                ==============  ==============
        Net income (loss) :
          Resort income                         $     253,119     $   170,997
          Management fee income                       482,207         300,563

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



          Corporation (1)                         (16,779,900)              -
                                                --------------  --------------
            Consolidated                        $ (16,044,574)   $    471,560
                                                ==============  ===============
       Identifiable assets:
          Resort income                         $  10,015,242    $ 10,531,490
          Management fee income                             -               -
          Corporation (1)                           9,317,700      19,749,964
                                                --------------  --------------
            Consolidated                        $  19,332,942    $ 30,281,454
                                                ==============  ==============
        Depreciation and amortization:
          Resort income                         $     162,474    $    145,040
                                                ==============  ==============
        Capital expenditures:
          Resort income                         $           -    $        776
          Management fee income                             -               -
          Corporation (1)                           1,020,321       1,083,864
                                                --------------  --------------
            Consolidated                        $   1,020,321    $  1.084,640
                                                ==============  ==============


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

      Our business is not seasonal in nature.

Results of Operations

Three Months Ended March 31, 2008
---------------------------------

 Material changes of certain items in our Statement of Operations for the three months ended March 31, 2008, as compared to the three months ended March 31, 2008, are discussed below:

                       Increase (I)
Item                  or Decrease (D)  Reason
----                  ---------------  ------

Operating Revenue           I          Increase    in    customers    due   to
                                       improvements  made  to  our  facilities
                                       and services.

Operating Expenses          I          Write off of deposit for land
                                       use rights associated with our commercial and residential development in Lantian.

Three Months Ended March 31, 2007
---------------------------------

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

Liquidity and Capital Resources

 Our material sources and (uses) of cash during the three months ended March 31, 2008 were:

      Cash provided by operations                                    $ 992,815
      Payment for land use rights, building improvements,
          and purchase of equipment                                 (1,020,321)
      Loans from related parties                                         7,065
      Changes in foreign currency exchange rate                          1,457
      Cash provided by cash in bank at January 1, 2008                  18,984

 Our material sources and (uses) of cash during the three months ended March 31, 2007 were:

      Cash provided by operations                                    $ 750,589
      Payment for land use rights, building improvements,
        and purchase of equipment                                   (1,084,640)
      Repayment of loans from related parties                          (44,126)
      Sale of stock                                                     85,000
      Changes in foreign currency exchange rate                        348,800

      We intend to develop a 150 room hotel and resort in Xi'an. We have not started actual construction work on these projects.

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of March 31, 2008 expenditures for our Xi'an project have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Xi'an project through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the project may take additional time or we may be unable to develop the project. At present, we do not have any lines of credit or other bank financing arrangements.

      We do not know of any trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity other than our need to pay the taxes and surcharges which we have accrued as liabilities on our March 31, 2008 balance sheet.

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

ITEM 4T.   CONTROLS AND PROCEDURES

      Cai Danmei, our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in her opinion our disclosure controls and procedures are effective.

      There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits

Exhibit
Number Exhibit Name

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEW TAOHUAYUAN CULTURE TOURISM CO.,
                                          LTD.


June 21, 2008                             By:  /s/ Cai Danmei
                                               ---------------------------------
                                               Cai Danmei, Chief Executive
                                               Officer and Principal Financial
                                               and Accounting Officer