Form 10-Q
period 2008-06-30
New Taohuayuan Culture Tourism Co., Ltd.
filed 2008-08-18
CIK 1311185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008

                                             or

     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                          Commission File Number: None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.

          Nevada                                     Applied For
 -----------------------------        ------------------------------------
 State or other jurisdiction          (I.R.S.) Employer Identification No.
     of incorporation
                                1# Dongfeng Road
                   Xi'an Weiyang Tourism Development District
                                   Xian, China
                      ------------------------------------
                     Address of principal executive offices

                                0086-29-86671555
                          ---------------------------
               Registrant's telephone number, including area code

                                       N/A
                            -----------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing
requirements for the past 90 days.     Yes  [X]      No ____

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

Indicate by check mark whether the  Registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act).   Yes [ ]    No [X]

         Class of Stock       No. Shares Outstanding                Date

            Common               June 15, 2008                  18,727,327

                                TABLE OF CONTENTS


                                                                        Page

Consolidated Balance Sheets as of June 30, 2008 (unaudited) and
     December 31, 2007                                                    1

Unaudited consolidated Statements of Income for the three month and
     six month periods ended June 30, 2008 and 2007                       2

Unaudited consolidated Statements of Cash Flows for the six month
      periods ended June 30, 2008 and 2007                                3

Notes to unaudited consolidated financial statements                    4-16

               NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                               December 31,
                                             June 30, 2008         2007
                                           ----------------------------------
Current assets                              (Unaudited)

  Cash and cash equivalents                  $    36,179        $    45,680
  Accounts receivable, net[                       16,382             34,178
  Inventories                                     84,743            127,182
  Prepaid expenses and other current assets        1,574                385
  Due from related parties                       546,922            476,552
                                           ----------------------------------
         Total Current Assets                $   685,800        $   683,977

Property & equipment, net                      6,362,091          6,713,733

Construction-in-progress                      10,431,850          7,944,945

Land use right, net                            3,081,665          2,463,522

Other assets
  Deposit for construction-in-progress                 -         16,452,000
                                           -------------        -----------
Total assets                                $ 20,561,406        $34,258,177
                                           =============        ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses    $     478,984         $  495,825
  Deferred revenue                                11,770             52,105
  Taxes payable                                4,433,079          4,070,480
                                           -------------         ----------
    Total Current Liabilities                  4,923,833          4,618,410

Stockholders' equity
  Common stock, $.001 par value, 50,000,000
    shares authorized, 18,727,327 issued and
    outstanding                                   18,727             18,727
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, none shares issued
    and outstanding                                    -                  -
  Additional paid in capital                  15,855,727         15,855,727
  Statutory reserve                            2,018,901          2,018,901
  Other comprehensive income                   4,667,688          3,207,587
  Accumulated deficit                         (6,923,470)         8,538,825
                                           -------------         ----------
 Total stockholders' equity                   15,637,573         29,639,767
                                           =============         ==========
Total liabilities and stockholders' equity $  20,561,406        $34,258,177
                                           =============        ===========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)

                                         For the three month periods      For the six month periods
                                               ended June 30,                  ended June 30,
                                            2008             2007           2008            2007
                                         -----------      ----------     ----------       --------
Net revenue
 Catering and hotel related services
    income                              $ 1,171,976       $  943,292     $ 2,198,624     $1,824,154
 Management fee income                      496,489          449,414         978,696        892,974
                                        -----------       ----------     -----------     ----------
    Total net revenue                     1,668,465        1,392,706       3,177,320      2,717,128

Cost of revenue                             370,516          241,413         689,682        462,430
                                        -----------       ----------     -----------     ----------
Gross                                     1,297,949        1,151,293       2,487,638      2,254,698

Operating expenses
 General and administrative expenses        336,326          227,129         640,692        489,894
 Depreciation and amortization              135,022          146,970         297,496        292,010
 Impairment - Deposit                             -                -      17,020,800              -
                                        -----------       ----------     -----------     ----------
    Total operating expenses                471,348          374,099      17,958,988        781,904
                                        -----------       ----------     -----------     ----------
Income (loss) from operations               826,601          777,194     (15,471,350)     1,472,794
                                        -----------       ----------     -----------     ----------
Other (Income) expense
 Interest income                               (315)            (256)           (762)          (566)
 Other income, net                           (3,763)               -          (8,293)             -
                                        -----------       ----------     -----------     ----------
    Total other income                       (4,078)            (256)         (9,055)          (566)
                                        -----------       ----------     -----------     ----------
Income (loss) before income taxes           830,679          777,450     (15,462,295)     1,473,360
 Provision for income taxes                       -          257,848               -        482,199
                                        -----------       ----------     -----------     ----------
Net income (loss)                           830,679          519,602     (15,462,295)       991,161

Other comprehensive item:
 Foreign currency translation gain          327,072          387,435       1,460,101        670,883
                                        -----------       ----------     -----------     ----------
Net comprehensive income (loss)           1,157,751          907,037    $(14,002,194)    $1,662,044
                                        ===========       ==========    ============     ==========
Earning (loss) per share:
 Basic & diluted earning (loss)
    per share                                 0.044            0.028    $     (0.826)    $    0.053
                                        ===========       ==========    ============     ==========

Weighted average number of shares
outstanding:
 Basic & diluted weighted average number
   of shares                             18,727,327       18,727,327      18,727,327     18,586,444
                                         ==========       ==========     ===========     ==========

The basic and diluted shares are the same because they are no diluted shares

The accompanying notes are an integral part of these consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)

                                                     For the six month periods
                                                           ended June 30,
                                                        2008           2007
                                                    ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                               $(15,462,295)   $  991,161
   Adjustments to reconcile net income to
     net cash provided by operating activities:
    Depreciation and amortization                       313,580       292,010
    Impairement of deposit                           17,020,800             -
    (Increase) / decrease in current assets:
       Accounts receivables                               3,764        13,055
       Inventory                                         49,194        (2,314)
       Other receivables                                 (1,132)      (15,512)
      Increase/(Decrease) in current liabilities:
       Accounts payable and accrued expenses            (47,105)       (3,047)
       Taxes payable                                     98,509       604,870
       Deferred revenue                                 (42,464)       (8,191)
                                                   ------------- -------------

    Total Adjustments                                17,395,146       880,871
                                                   ------------- -------------

    Net cash provided by operating activities         1,932,851     1,872,032
                                                   ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Payment for construction-in-progress             (1,921,932)            -
    Advances to related parties                         (23,007)      (15,315)
    Purchase of property & equipment                          -        (1,170)
    (Increase) in long-term assets                            -    (1,870,126)
                                                   ------------- -------------
    Net cash used in investing activities            (1,944,939)   (1,886,611)
                                                   ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceed from stock issuance                               -        85,000
    Net cash provided by financing activities                 -        85,000

    Effect of exchange rate changes on cash and
    cash equivalents                                      2,587         4,720

    Net increase (decrease) in cash and cash
    equivalents                                          (9,501)       75,141

    Cash and cash equivalents, beginning balance         45,680        46,394
                                                   ------------- -------------

    Cash and cash equivalents, ending balance      $     36,179  $    121,535
                                                   ============= =============

SUPPLEMENTAL DISCLOSURES:

    Cash paid during the year for:
     Income tax payments                           $          -  $          -
                                                   ============= =============
    Interest payments                              $          -  $          -
                                                   ============= =============

The accompanying notes are an integral part of these consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unaudited Interim Financial Information
     ---------------------------------------

     The accompanying unaudited consolidated financial statements have been prepared by New Taohuayuan Tourism Company Limited pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

     Foreign currency transactions and comprehensive income (loss)
     -------------------------------------------------------------

     As of June 30, 2008, the accounts of Shaanxi NTHY were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

     During the six month periods ended June 30, 2008 and 2007 the transactions of Shaanxi NTHY were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

     Allowance for Doubtful Accounts
     -------------------------------

     Management reviews the composition of accounts receivable, loans and prepaid expense and analyzes historical bad debts, aging analysis, current economic trends and changes in payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $28,872 and $27,130 at June 30, 2008 and December 31, 2007 respectively.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

     Recent Accounting Pronouncements
     --------------------------------

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces FASB Statement No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

     In March, 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

     FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

     In May 0f 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

     In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The company does not believe this pronouncement will impact its financial statements.

NOTE 3 - DEPOSIT FOR LAND USE RIGHT

     The company had deposit balance as of June 30, 2008 comprised of land use cost of $17,508,000 made to the local government in 2006 for the acquisition of a piece of land in PRC. The Company acquired the land for new project's development. To obtain the land use right the Company has to pay the demolish fee associated with the acquisition of the land use right and as a result the official title of land use right is not transferred to the Company as of June 30, 2008.

     As of June 30, 2008, the Company determined that the deposit for land use right is impaired as the transfer of the title of land use right could not be assured based the Company's assessment of the title transfer process.
     Therefore, the accompanying consolidated financial statements showed impairment loss of $17,020,800. Pursuant the Chinese law, the local government may take back the land for which was being idle for more than two years.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY AND EQUIPMENT

     As of June 30, 2008 the property and equipment of the Company consisted of the following:

                                             June 30, 2008   December 31, 2007
                                             -------------   -----------------

            Buildings                        $  7,170,248       $  7,970,697
            Infrastructure and Leasehold
                 Improvement                    1,777,098          1,669,912
            Furniture and fixtures              1,633,595            401,163
            Equipments                          1,970,458          1,768,132
            Automobiles                           312,230            293,399
                                             -------------   -----------------
                                               12,863,629         12,103,303
            Accumulated Depreciation           (6,501,538)        (5,389,570)
                                             -------------   -----------------
            Property and Equipment, net      $  6,362,091    $     6,713,733


     The Company had depreciation expenses of $282,379, and $292,010 for the six month periods ended June 30, 2008 and 2007 respectively.

NOTE 5 - LAND USE RIGHT

     According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

     As of June 30, 2008 the intangible assets of the Company consisted of the following:

                                            June 30, 2008   December 31, 2007
                                            -------------   -----------------

            Land use rights                  $3,327,721       $ 3,127,008
            Accumulated amortization           (246,056)         (663,486)
                                            -------------   -----------------
                 Land use rights, net        $3,081,665       $ 2,463,522
                                            =============   =================

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The Company had amortization expenses of $31,201 and $0 as of June 30, 2008 and 2007. The amortization expenses for land use right for next five years after June 30, 2008 are as follows:

             One year after June 30, 2008           $ 62,000
             Two years after June 30, 2008            62,000
             Three years after June 30, 2008          62,000
             Four years after June 30, 2008           62,000
             Five years after June 30, 2008           62,000
                                                   ---------
                Total                               $310,000
                                                   =========


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The Company's accounts payable and accrued expenses as of June 30, 2008 are summarized as follows:

                                            June 30, 2008   December 31, 2007
                                            -------------   -----------------

             Accounts payables                $  77,612         $ 130,828
             Other payables                     290,968           268,302
             Accrued payroll                     30,639            28,791
             Accrued expenses                    79,765            67,905
                Total accounts payables and
                     accrued expenses         $ 478,984         $ 495,825

NOTE 7 - DEFERRED REVENUE

     The company has recorded deferred revenue of $11,770 and $52,105 as of June 30, 2008 and December 31, 2007. Deferred revenue represents advances from customers for using the resort facilities within the next twelve month period.

NOTE 8 - TAX PAYABLES

     As of June 30, 2008, tax payables are summarized as follows:

                                           June 30, 2008   December 31, 2007
                                           -------------   -----------------

            Income tax payable              $ 3,510,392       $ 3,456,655
            Business tax payable                801,403           497,146
            VAT payable                              60            12,669
            Other taxes payable                 121,224           104,010
                                           -------------   -----------------
                 Tax payable                $ 4,433,079      $  4,070,480
                                           =============   =================

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

     The Company is registered in the State of Nevada and has registered primarily in two tax jurisdictions - the PRC and the United States. For certain operations in US and China, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2008. Accordingly, the Company has no net deferred tax assets.

     The provision for income taxes from operations on income consists of the following for the years ended June 30, 2008 and 2007:

     US Current Income Tax Expense (Benefit)

                                             June 30, 2008   December 31, 2007
                                             -------------   -----------------

            Federal                           $         -       $        -
            State                                       -                -
                                             -------------   -----------------
                                                        -                -
            PRC Current Income Expense (Benefit)        -          482,199
                                             -------------   -----------------

            Total Provision for Income Tax    $         -       $  482,199
                                             =============   =================

     The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

                                               June 30, 2008   December 31, 2007
                                               -------------   -----------------

      Tax expense (credit) at statutory
        rate - federal                                34%               34%
      State tax expense net of federal tax             6%                6%
      Valuation allowance                            (40%)             (40%)
      Foreign income tax - PRC                        25%               33%
      Tax expense (benefit) at actual rate             0%               33%


     United States of America
     ------------------------

     As of June 30, 2008, the Company in the United States had approximately $7,500 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2008 and 2007.


                                             June 30, 2008   December 31, 2007
                                             -------------   -----------------

           Net operation loss carry forward   $  941,000       $         -
           Total deferred tax assets             319,940                 -
           Less: valuation allowance            (319,940)                -
                                             -------------   -----------------
           Net deferred tax assets$                    -       $         -
                                             =============   =================

     People's Republic of China (PRC)
     --------------------------------

     Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will continue until the tax exemption period expired. The applicable new EIT for the Company is 25%. The Company paid $0 of income tax payable as of June 30, 2008 and 2007.

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

     The following table sets forth the significant components of the net deferred tax assets for operation in the PRC as of June 30, 2008 and 2007.

                                            June 30, 2008    December 31, 2007
                                            -------------    -----------------

        Net operation loss carry forward     $15,462,295        $         -
        Total deferred tax assets              3,865,574             66,005
        Less: valuation allowance             (3,865,574)                 -
                                            -------------   ----------------
        Net deferred tax assets              $         -        $    66,005
                                            =============   ================

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Management Fee Agreement

     The Company entered into five management agreements with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group and its subsidiary on various time for a period of five years. Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group and its subsidiary are related parties. The annual management fees are fixed at approximately $1,400,000. For the six month periods ended June 30, 2008 and 2007, the Company earned $978,696 and $892,974 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date (See notes #M for details).

Note 11 -RELATED PARTIES TRANSACTIONS

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

     The Company as of June 30, 2008 had receivable from Shaanxi New Taohuayuan Economy Trade Company, $419,053 to the Wenhao Group, $127,869 to Dongjin Taoyuan. These advances are unsecured, interest-free and have no fixed repayment terms. The Company has classified these advances as receivables from related parties under current assets.

     As of June 30, 2008, amounting of $3,479,715 and $5,347,235 had been paid to Shaanxi Traditional Decoration Co. Ltd and Shannxi Qinghua Green Project

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Co.,Ltd   respectively,   which  are  both  related  parties,  for  Lantian
     Xingtianyou Project included in construction in progress.

Note 12 -- COMMITMENTS

     Following are some of the significant commitments as of June 30, 2008 and 2007.

     1. Management Agreements with Shaanxi New Taohuayuan Tourism & Trading Co. Ltd. - Dongjin Taoyuan Branch and Xi'an Taoyuan Nanlu Branch

     On January 15, 2004 the Company signed two five-year agreements with Shannxi New Taohuayuan Tourism & Trading Co. Ltd - Dongjin Taoyuan Branch and Xi'an Taoyuan Nanlu Branch to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,500,000 from each of the restaurant respectively as basic annual management fees, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements will expire on Jan 14, 2009. For the six month period ended June 30, 2008, the management fee earned amounting to $496,440 based upon the agreements.

     2. Management Agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch

     On January 10, 2006 the Company signed three five-year agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch and Yuantaizu Branch respectively to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,600,000, RMB 1,800,000 and RMB 1,400,000 from each of these restaurants respectively as basic annual management compensation, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements will expire on Jan 09, 2010. For the six month period ended June 30, 2008, the management fee earned amounting $482,256 based upon the agreements.

     3. Lantian Xintianyou Garden Decoration Project agreements with Shaanxi Traditional Decoration Co., Ltd.

     On Mar. 15, 2006, the company signed a decoration agreement with Shannxi Traditional Decoration Co. Ltd for Shannxi Lantian Xintianyou Garden Decoration Project. The company hired the Shannxi Traditional Decoration Co. Ltd., to do decoration work on its property with the commitment to pay RMB 80,000,000 as total compensation. The company will pay 30% of the amount at the beginning of the construction, 30% will be paid on 50% completion and 40% after the project is completed. The company is also responsible for appointing the third party as supervisor to monitor the project and to protect the surrounding environment. The project started on

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     April 1st, 2006 and will be finished in 2008. As of June 30, 2008, the Company has paid $3,479,715 to the said contractor included in construction in progress.

     4. Lantian Xintianyou Garden Green Project Agreement with Shannxi Qinghua Green Project Co.,Ltd.

     On May 15, 2007, the company signed an agreement with Shannxi Qinghua Green Co. Ltd for the afforesting project of Lantian Xintianyou Garden Green. The company hired Shannxi Oinghua Green Project Co. Ltd., to perform afforesting work on the garden with the commitment to pay RMB 50,000,000 as total compensation. The company will pay 30% of the amount at the inception of the construction, 35% will be paid on 50% completion and 30% after the project completes. The final 5% will be held as project quality insurance deposit. After the project completed, Shannxi Qinghua Green Co.,Ltd will be responsible for the maintenance of the garden and the company will pay RMB 1,250,000 as annual compensation for services. The project started on Oct. 6, 2007 and will be finished at the end of 2008. As of June 30, 2008, the Company has paid $5,347,235 to the said contractor included in construction in progress.

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

NOTE 13 - STATUTORY RESERVE AND STATUTORY COMMON WELFARE FUND

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     In accordance with the Chinese Company Law, the company did not reserve statutory fund as of June 30, 2008.

     According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is no more required to reserve the "Statutory common welfare fund". Accordingly, the Company did not reserve the common welfare fund as of June 30, 2008.

NOTE 14 - RETIREMENT PLAN

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

NOTE 15 - STOCKHOLDERS' EQUITY

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

     Since the consulting company did not accomplish the services stated in the agreement, the board of directors of the Company dated on February 28, 2008 approved to buy back the common stocks at $0.05 per share subsequently. As of June 30, 2008, the consulting company did not sell 1,699,999 shares back to the Company.

NOTE 16 - OTHER COMPREHENSIVE INCOME

     Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, as of June 30, 2008 and 2007 are as follows:

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                   Foreign Currency
                                                Translation Adjustment
                                                ----------------------

            Balance at December 31, 2007             $  3,207,587
                Change in 2008                          1,460,101
                                                    --------------
            Balance at June 30, 2008                 $  4,667,688
                                                    ==============

NOTE 17- SEGMENT REPORTING

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

     The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:

                                                        The six-month periods
                                                             ended June 30,
                                                        ----------------------
                                                          2008          2007
                                                        --------      --------
      Revenues :
        Resort income from unaffiliated customers    $  2,198,624  $  1,824,154
        Management fee income from affiliated
         customers                                        978,696       892,974
                                                     ------------- -------------
            Consolidated                             $  3,177,320  $  2,717,128
                                                     ============= =============

      Operating income (loss)
        Resort income                                $    578,254  $    579,820
        Management fee income                             978,696       892,974
        Corporation (1)                               (17,028,300)            -
                                                     ------------- -------------
            Consolidated                             $(15,471,350) $  1,472,794
                                                     ============= =============

      Net income (loss):
        Resort income                                $    587,309  $     98,187
        Management fee income                             978,696       892,974
        Corporation (1)                               (17,028,300)            -
                                                     ------------- -------------
            Consolidated                             $(15,462,295) $    991,161
                                                     ============= =============

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


      Identifiable assets:
        Resort income                                $ 11,243,706  $ 11,830,219
        Management fee income                                   -             -
        Corporation (1)                                 9,317,700    19,749,964
                                                     ------------- -------------
            Consolidated                             $ 20,561,406  $ 31,580,183
                                                     ============= =============

      Depreciation and amortization:
        Resort income                                $    313,580  $    292,010

      Capital expenditures:
        Resort income                                $  1,944,939  $  1,886,611
        Management fee income                                   -             -
        Corporation (1)                                         -             -
                                                     ------------- -------------
            Consolidated                             $  1,944,939  $  1,886,611
                                                     ============= =============


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

     Our business is not seasonal in nature.

Results of Operations

Six Months Ended June 30, 2008
------------------------------

     Material changes of certain items in our Statement of Operations for the six months ended June 30, 2008, as compared to the six months ended June 30, 2008, are discussed below:

                       Increase (I)
Item                  or Decrease (D)  Reason
----                  ---------------  ------

Operating Revenue           I          Increase in customers due to improvements
                                       made to our facilities and services.

Operating Expenses          I          Write off of deposit  for land use rights
                                       associated with our commercial and
                                       residential development in Lantian. See
                                       Note 3 to the financial statements
                                       included as part of this report for more information.

Liquidity and Capital Resources

     Our material sources and (uses) of cash during the six months ended June 30, 2008 were:

         Cash provided by operations                            $1,932,851
         Payment for land use rights, building improvements,
             and of equipment                                   (1,921,932)
         Loans from related parties                                (23,007)
         Changes in foreign currency exchange rate                   2,587
         Cash provided by cash in bank at January 1, 2008            9,501

     Our material sources and (uses) of cash during the six months ended June 30, 2007 were:

         Cash provided by operations                            $1,872,032
         Payment for land use rights, building improvements,
           and equipment                                        (1,871,296)
         Loans to related parties                                   15,315
         Sale of stock                                              85,000
         Changes in foreign currency exchange rate                   4,720


     We intend to develop a 150 room hotel and resort in Xi'an. We have not started actual construction work on this project.

     We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of June 30, 2008 expenditures for our Xi'an project have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Xi'an project through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the project may take additional time or we may be unable to develop the project. At present, we do not have any lines of credit or other bank financing arrangements.

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

ITEM 4.T.  CONTROLS AND PROCEDURES

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

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits

Exhibit
Number      Exhibit Name
--------    ------------

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


August 15, 2008                        By:  /s/ Cai Danmei
                                           ----------------------------------
                                           Cai Danmei, Chief Executive Officer
                                           and Principal Financial and
                                           Accounting Officer