Form 10-Q
period 2008-09-30
New Taohuayuan Culture Tourism Co., Ltd.
filed 2008-11-17
CIK 1311185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2008

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                          Commission File Number: None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.
                    ---------------------------------------

              Nevada                                 Applied For
   State or other jurisdiction           (I.R.S.) Employer Identification No.
        of incorporation
                                1# Dongfeng Road
                   Xi'an Weiyang Tourism Development District
                                   Xian, China
                  --------------------------------------------
                     Address of principal executive offices

                                0086-29-86671555
                        ------------- -----------------
               Registrant's telephone number, including area code

                                       N/A
                      ------------------------------------
                  Former address of principal executive offices

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

Indicate by check mark whether the Registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act).      Yes  [  ]        No [X]

         Class of Stock       No. Shares Outstanding              Date
         --------------       ----------------------              ----

         Common                    18,727,327              November 12, 2008

         NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMIITED AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2008

                                   (UNAUDITED)

                                TABLE OF CONTENTS






Consolidated Balance Sheets as of September 30, 2008 (unaudited)
and December 31, 2007                                                         1

Unaudited consolidated Statements of Income                                   2
for the three month and nine month periods ended
September 30, 2008 and 2007

Unaudited consolidated Statements of Cash Flows                               3
for the nine month periods ended September 30, 2008
and 2007

Notes to unaudited consolidated financial statements                       4-16

               NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                         September 30, 2008   December 31, 2007
                                         ------------------   -----------------
                                            (Unaudited)

Current assets
   Cash and cash equivalents             $       69,802       $       45,680
   Accounts receivable, net                      44,372               34,178
   Other receivable, net                          2,020                  385
   Inventories                                   86,708              127,182
   Due from related parties                     560,321              476,552
                                         ---------------      ---------------
      Total Current Assets                      763,223              683,977

Property & equipment, net                     6,691,774            6,713,733

Construction-in- progress                    11,712,985            7,944,945

Land use right, net                           2,595,388            2,463,522

Other assets
   Deposit for construction-in-progress      17,673,309           16,452,000
                                         ---------------      ---------------
Total assets                             $   39,436,680       $   34,258,177
                                         ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued expenses   $     477,413        $      495,825
 Deferred revenue                               11,881                52,105
 Taxes payable                               5,182,221             4,070,480
                                         ---------------      ---------------
   Total Current Liabilities                 5,671,515             4,618,410

Stockholders' equity
   Common stock, $.001 par value,
    50,000,000 shares authorized,
    18,727,327 issued and outstanding           18,727                18,727
   Preferred stock, $.001 par value,
    10,000,000 shares authorized, none
    shares issued and outstanding                    -                     -
   Additional paid in capital               15,855,727            15,855,727
   Statutory reserve                         2,206,090             2,018,901
   Other comprehensive income                5,461,095             3,207,587
   Retained earnings                        10,223,525             8,538,825
                                         ---------------      ---------------
   Total stockholders' equity               33,765,164            29,639,767

Total liabilities and stockholders'
 equity                                  $  39,436,680        $   34,258,177


  The accompanying notes are an integral part of these consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY CONSOLIDATED INCOME STATEMENTS AND OTHER COMPREHENSIVE INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)


                                              For the three month periods             For the nine month periods
                                                  ended September 30,                     ended September 30,
                                              2008                   2007             2008                  2007
                                             ------                 ------           ------                ------
Net revenue
 Catering and hotel related
  services income                         $  1,381,739          $  1,055,853     $  3,580,363          $  2,880,007
 Management fee income                         503,494               456,192        1,482,190             1,349,166
                                          -------------         -------------    -------------         -------------
   Total net revenue                         1,885,232             1,512,045        5,062,552             4,229,173

Cost of revenue                                397,949               270,749        1,087,631               733,179
                                          -------------         -------------    -------------         -------------
Gross profit                                 1,487,283             1,241,296        3,974,921             3,495,994

Operating expenses
 General and administrative expenses           299,204               237,008          939,896               726,902
 Depreciation and amortization                 258,075               113,050          555,571               405,060
                                          -------------         -------------    -------------         -------------
 Total operating expenses                      557,279               350,058        1,495,467             1,131,962
                                          -------------         -------------    -------------         -------------
Income from operations                         930,004               891,238        2,479,454             2,364,032
                                          -------------         -------------    -------------         -------------
Other Income
 Interest income                                   283                   304            1,045                   870
 Other income, net                               7,107                   304           15,400                     -
                                          -------------         -------------    -------------         -------------
 Total other income                              7,390                   304           16,445                   870
                                          -------------         -------------    -------------         -------------
Income before income taxes                     937,395               891,542        2,495,900             2,364,902

Provision for income taxes                    (232,545)             (299,103)        (624,011)             (781,301)
                                          -------------         -------------    -------------         -------------
Net income                                   1,169,939               592,439        1,871,889             1,583,601

Other comprehensive item:
 Foreign currency translation gain             317,412               406,475        2,253,508             1,077,358
                                          -------------         -------------    -------------         -------------
Net comprehensive income                     1,487,351                998,914    $  4,125,397          $  2,660,959
                                          =============         ==============   =============         =============

Earning per share:
 Basic & diluted earning per share        $       0.06          $        0.03    $      0.10           $       0.08
                                          =============         ==============   =============         =============
Weighted average number of
shares outstanding:
 Basic & diluted weighted average
 number of shares                           18,727,327             18,727,327      18,727,327            18,727,327
                                          =============         ==============   =============         =============


The basic and diluted shares are the same because there are no diluted shares issued

The accompanying notes are an integral part of these consolidated financial statements.

               NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)

                                                        2008           2007
                                                   -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   1,871,889  $   1,583,601
                                                   -------------- --------------
 Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization                          555,571        405,060
  (Increase) / decrease in current assets:
    Accounts receivables                                 (23,266)        15,200
    Inventory                                             48,535         (4,944)
    Other receivables                                     (1,562)             -
    Prepaid expenses and other current assets                  -            935
  Increase/(Decrease) in current liabilities:
    Accounts payable and accrued expenses                (53,693)       (22,057)
    Taxes payable                                        787,194        983,801
    Deferred revenue                                     (42,874)             -
    Deferred tax                                               -         (6,996)
                                                   -------------- --------------
     Total Adjustments                                 1,269,904      1,370,999
                                                   -------------- --------------
     Net cash provided by operating activities         3,141,793      2,954,600
                                                   -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) in advances to related parties           (31,234)       (16,092)
     (Increase) in construction in progress           (3,090,401)    (2,962,571)
     (Acquisition) of fixed assets                             -         (1,596)
                                                   -------------- --------------
     Net cash used in investing activities            (3,121,635)    (2,980,259)
                                                   -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                    -         85,000
                                                   -------------- --------------
     Net cash provided by financing activities                 -         85,000
                                                   -------------- --------------
     Effect of exchange rate changes on cash and
     cash equivalents                                      3,964          1,056
                                                   -------------- --------------
     Net increase in cash and cash equivalents            24,122         60,397

     Cash and cash equivalents, beginning
     balance                                              45,680         46,394
                                                   -------------- --------------
     Cash and cash equivalents, ending balance     $      69,802  $     106,791
                                                   ============== ==============

SUPPLEMENTAL NONCASH FINANCIAL DISCLOSURES:

     Cash paid during the year for:
     Income tax payments                           $           -  $           -
                                                   ============== ==============
     Interest payments                                         -              -
                                                   ============== ==============


  The accompanying notes are an integral part of these consolidated financial statements.

               NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008



                                                             Additional      Other                                   Total
                             Common Stock       Preferred       Paid      Comprehensive   Statutory    Retained   Stockholders'
                          Shares      Amount      Stock      in Capital      Income        Reserve     Earnings      Equity
                          ------      ------    ---------    -----------  -------------   ---------    --------   -------------

Balance as at December
31, 2006                17,027,328    17,027           -     14,922,428     1,267,767     1,822,088    6,845,462    24,874,772
                        ----------- ---------  ----------   ------------  ------------  ------------ ------------  ------------

Issuance of shares for
services                 1,699,999     1,700           -        933,299             -             -            -       934,999

Change in foreign
currency translation gain        -         -           -              -     1,939,820             -            -     1,939,820

Transfer to statutory
reserve                          -         -           -              -             -       196,813     (196,813)            -

Net income for the year
ended December 31, 2007          -         -           -              -             -             -    1,890,176     1,890,176
                        ----------- ---------  ----------   ------------  ------------  ------------ ------------  ------------
Balance as at December
31, 2007                18,727,327  $ 18,727   $       -    $15,855,727   $ 3,207,587   $ 2,018,901  $ 8,538,825   $29,639,767

Change in foreign
currency translation gain                                                   2,253,508                                2,253,508

Net income for the
period ended September
30, 2008                                                                                               1,871,889     1,871,889
                        ----------- ---------  ----------   ------------  ------------  ------------ ------------  ------------
Balance as at September
30, 2008                18,727,327  $ 18,727   $       -    $15,855,727   $ 5,461,095   $ 2,018,901  $10,410,714   $33,765,164
                        =========== =========  ==========   ============  ============  ============ ============  ============


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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by New Taohuayuan Tourism Company Limited pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

      Foreign currency transactions and comprehensive income (loss)

      As of September 30, 2008, the accounts of Shaanxi NTHY were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi
      (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

      During the nine month periods ended September 30, 2008 and 2007 the transactions of Shaanxi NTHY were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

      Principles of Consolidation

      The consolidated financial statements include the accounts of New Taohuayuan Culture Tourism Company Limited and its wholly owned subsidiary Shaanxi NTHY, collectively referred to within as the Company. All material

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      inter-company accounts, transactions and profits have been eliminated in consolidation.

      Revenue Recognition

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

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective

      Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will continue until it expires.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

      Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

      Allowance for Doubtful Accounts

      Management reviews the composition of accounts receivable, loans and prepaid expense and analyzes historical bad debts, aging analysis, current economic trends and changes in payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $29,144 and $27,130 at September 30, 2008 and December 31, 2007 respectively.

      Intangible Assets

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 - DEPOSIT FOR LAND USE RIGHT

      The company has deposited amounts with the local government, for land use rights amounting $17,673,309 and $16,452,000 at September 30, 2008 and December 31, 2007, respectively, for the acquisition of a piece of land in PRC. The Company intends to acquire the land for the development of new project. To obtain the land use right from the Government, the Company is required to pay the demolish fee associated with the acquisition of the land use right amounting $22,091,636. As of September 30, 2008, the demolish fee was not deposited with the government, therefore, the official title of land use right has not been transferred to the Company.

Note 4 - PROPERTY AND EQUIPMENT

      As of September 30, 2008 and December 31, 2007 the property and equipment of the Company consisted of the following:

                                           9/30/2008     12/31/2007
                                         ------------------------------
      Buildings                            7,237,949      7,970,697
      Infrastructure and Leasehold
       Improvement                         1,793,877      1,669,912
      Furniture and fixtures               1,649,019        401,163
      Equipments                           1,989,063      1,768,132
      Automobiles                            315,178        293,399
                                         ------------------------------
                                          12,985,086     12,103,303
      Accumulated Depreciation            (6,293,312)    (5,389,570)
                                         ------------------------------
      Property and Equipment, net        $ 6,691,774    $ 6,713,733
                                         ==============================

      The Company had depreciation expenses of $505,967, and $368,894 for the nine month periods ended September 30, 2008 and 2007 respectively.

Note 5 - LAND USE RIGHT

      According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

      As of September 30, 2008 the intangible assets of the Company consisted of the following:

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                         9-30-2008    12-31-2007
                                                         ---------    ----------
                  Land use rights                      $  3,359,141 $ 3,127,008
                                                       ------------ -----------
                  Accumulated amortization                 (763,753)   (663,486)
                  Land use rights, net                 $  2,595,388 $ 2,463,522
                                                       ------------ ------------

      The Company had amortization expenses of $49,604 and $36,166 as of September 30, 2008 and 2007. The amortization expenses for land use right for next five years after September 30, 2008 are as follows:

September 30, 2009                          $      66,139
September 30, 2010                                 66,139
September 30, 2011                                 66,139
September 30, 2012                                 66,139
September 30, 2013                                 66,139
After                                           2,264,693
                                             ------------
  Total                                     $   2,595,388
                                            =============

Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The Company's accounts payable and accrued expenses as of September 30, 2008 are summarized as follows:

            -------------------------------------------------------------
                                                9-30-2008     12-31-07
            -------------------------------------------------------------
            Accounts payables                   $  62,876    $ 130,828
            -------------------------------------------------------------
            Other payables                        310,663      268,302
            -------------------------------------------------------------
            Accrued payroll                        30,928       28,791
            -------------------------------------------------------------
            Accrued expenses                       72,946       67,905
            -------------------------------------------------------------
            Total accounts payables and         $ 477,413    $ 495,825
            accrued expenses
            -------------------------------------------------------------

Note 7 - DEFERRED REVENUE

      The company has recorded deferred revenue of $11,881 and $52,105 as of September 30, 2008 and December 31, 2007. Deferred revenue represents advances from customers for using the resort facilities within the next twelve month period.

Note 8- TAX PAYABLES

     As of September 30, 2008, tax payables are summarized as follows:

                                          9/30/2008     12/31/2007
                                        -------------- --------------
     Income tax payable                 $  4,185,286   $  3,456,655
     Business tax payable                    872,991        497,146
     VAT payable                                  67         12,669
     Other taxes payable                     123,877        104,010
                                        -------------- --------------
     Tax payable                        $  5,182,221   $  4,070,480
                                        ============== ==============

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - INCOME TAXES

      The Company is registered in the State of Nevada and has registered primarily in two tax jurisdictions - the PRC and the United States. For certain operations in US and China, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2008. Accordingly, the Company has no net deferred tax assets.

      The provision for income taxes from operations on income consists of the following for the nine month periods ended September 30, 2008 and 2007:

                                         9-30-2008   9-30-2007
         US Current Income Tax
         Expense (Benefit)
         -----------------------------------------------------
         Federal                         $       -   $       -
         -----------------------------------------------------
         State                                   -           -
         -----------------------------------------------------
                                                 -           -
         -----------------------------------------------------
         PRC Current Income                624,011     781,301
         Expense (Benefit)
         -----------------------------------------------------
         Total Provision for            $  624,011   $ 781,301
         Income Tax
         -----------------------------------------------------

      The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

            -------------------------------------------------------------
                                                9-30-2008    9-30-2007
            -------------------------------------------------------------
            Tax expense (credit) at                34%          34%
            statutory rate - federal
            -------------------------------------------------------------
            State tax expense net of federal       6%            6%
            tax
            -------------------------------------------------------------
            Valuation allowance                   (40%)        (40%)
            -------------------------------------------------------------
            Foreign income tax - PRC               25%          33%
            -------------------------------------------------------------
            Tax expense (benefit) at actual        25%          33%
            rate
            -------------------------------------------------------------

      United States of America
      ------------------------

      As of September 30, 2008, the Company in the United States had approximately $109,588 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at September 30, 2008 consists mainly of net operating loss carry

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


      forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

      The following table sets forth the significant components of the net deferred tax assets for operation in the US as of September 30, 2008 and 2007.

               ------------------------------------------------------
                                             9-30-2008    9-30-2007
               ------------------------------------------------------
               Net operation loss carry     $  1,035,588   $       -
               forward
               ------------------------------------------------------
               Total deferred tax assets         414,235           -
               ------------------------------------------------------
               Less: valuation allowance       (414,235)           -
               ------------------------------------------------------
               Net deferred tax assets       $        -    $       -
               ------------------------------------------------------

      People's Republic of China (PRC)

      Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will continue until the tax exemption period expires. The applicable new EIT for the Company is 25%. The Company paid $0 of income tax payable as of September 30, 2008 and 2007.

      Deferred income tax assets

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

      The following table sets forth the significant components of the net deferred tax assets for operation in the PRC as of September 30, 2008 and 2007.

               ---------------------------------------------------------
                                             9-30-2008        9-30-2007
               ---------------------------------------------------------
               Net operation income       $  1,871,889  $     1,583,601
               ---------------------------------------------------------
               Total deferred tax assets             -           65,687
               ---------------------------------------------------------

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


               Less: valuation allowance             -                -
               ---------------------------------------------------------
               Net deferred tax assets      $        -  $        65,687
               ---------------------------------------------------------

Note 10 - MANAGEMENT FEE AGREEMENTS

      The Company entered into five management agreements with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group and its subsidiary on various time for a period of five years. Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group and its subsidiary are related parties. The annual management fees are fixed at approximately $1,400,000. For the nine month periods ended September 30, 2008 and 2007, the Company earned $1,482,190 and $1,349,166 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date (See Note 12 for details).

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

      Shaanxi Wenhao Zaliang Shifu Co., Limited - a stockholder of the Company in which Chen Jingmin has control and a financial interest. The Wenhao Group has various entities as noted below.

      Shaanxi Wenhao Dongjin Taohuyuan - part of Wenhao Group.
      Shaanxi Wenhao Naner Huan Wenhao - part of Wenhao Group.
      Shaanxi Wenhao Xijiao Wenhao(Taoyuan Nanlu Branch) - part of Wenhao Group. Shaanxi Wenhao Yuan Taizu - part of Wenhao Group

      Shaanxi Kangze Economic and Trade Co., Limited - a stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

      Shaanxi Xianyong Luye Developing Co., Limited - a stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

      The Company as of September 30, 2008 had receivable $129,077 from Shaani NTHY - Dongjing Taoyuan Co., $383,838 from the Wenhao Group, $47,405 from

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      Shaanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured, interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

      The Company as of December 31, 2007 had receivable from Shaanxi New Taohuayuan Economy Trade Company, $356,589 to the Wenhao Group, $119,963 to Dongjin Taoyuan. These advances are unsecured, interest-free and have no fixed repayment terms. The Company has classified these advances as receivables from related parties under current assets.

      As of September 30, 2008 and December 31,2007, there were no related parties' payables.

      As of September 30,2008, amounting of $3,512,570 and $6,580,362 had been paid to Shaanxi Traditional Decoration Co.,Ltd. and Shaanxi Qinghua Green Project Co.,Ltd. Respectively, which are both related parties, for Lantian Xintianyou Project included in construction in progress.

Note 12 -- COMMITMENTS

      Following are some of the significant commitments as of September 30, 2008:

     1. Management Agreements with Shaanxi New Taohuayuan Tourism & Trading Co. Ltd. - Dongjin Taoyuan Branch and Shaanxi Wenhao Taoyuan Nanlu Branch

      On January 15, 2004 the Company signed two five-year agreements with Shannxi New Taohuayuan Tourism & Trading Co. Ltd - Dongjin Taoyuan Branch and Xi'an Taoyuan Nanlu Branch to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,500,000 from each of the restaurant respectively as basic annual management fees, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements will expire on Jan 14, 2009. For the nine month periods ended September 30, 2008, the management fees earned amounting to $375,918 and $375,918 respectively based upon the agreements.

     2. Management Agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch

      On January 10, 2006 the Company signed three five-year agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch respectively to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,600,000, RMB 1,800,000 and RMB 1,400,000 from each of these restaurants respectively as basic annual management compensation, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      as bonus. The agreements will expire on Jan 09, 2010. For the nine month periods ended September 30, 2008, the management fees earned amounting $386,658, $193,329 and $150,367 respectively based upon the agreements.

     3. Lantian Xintianyou Garden Decoration Project agreements with Shaanxi Traditional Decoration Co., Ltd.

      On Mar. 15, 2006, the company signed a decoration agreement with Shannxi Traditional Decoration Co. Ltd for Shannxi Lantian Xintianyou Garden Decoration Project. The company hired the Shannxi Traditional Decoration Co. Ltd., to do decoration work on its property with the commitment to pay RMB 80,000,000 as total compensation. The company will pay 30% of the amount at the beginning of the construction, 30% will be paid on 50% completion and 40% after the project is completed. The company is also responsible for appointing the third party as supervisor to monitor the project and to protect the surrounding environment. The project started on April 1st, 2006 and will be finished in 2008. As of September 30, 2008, the Company has paid $3,512,570 to the said contractor included in construction in progress.

     4. Lantian Xintianyou Garden Green Project Agreement with Shannxi Qinghua Green Project Co.,Ltd.

      On May 15, 2007, the company signed an agreement with Shannxi Qinghua Green Co. Ltd for the afforesting project of Lantian Xintianyou Garden Green. The company hired Shannxi Oinghua Green Project Co. Ltd., to perform afforesting work on the garden with the commitment to pay RMB 50,000,000 as total compensation. The company will pay 30% of the amount at the inception of the construction, 35% will be paid on 50% completion and 30% after the project completes. The final 5% will be held as project quality insurance deposit. After the project completed, Shannxi Qinghua Green Co.,Ltd will be responsible for the maintenance of the garden and the company will pay RMB 1,250,000 as annual compensation for services. The project started on Oct. 6, 2007 and will be finished at the end of 2008. As of September 30, 2008, the Company has paid $6,580,362 to the said contractor included in construction in progress.

     5.   Lantian Xintianyou Garden Project

      The Company entered an agreement with Lantian County, Xian City, Shaanxi Province to offer a new project's development - Lantian Xingtianyou Project in 2003. The Company acquired a land (4512 Mu) in Lantian County and committed to finish the project in one year. The project has been started since 2004. However, the Company paid amount of $17,673,309 as land cost in 2006 but the title is not yet transferred to the Company without paying the demolish fee associated with the project (See note C for details).

Note 13- STATUTORY RESERVE AND STATUTORY COMMON WELFARE FUND

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

      In accordance with the Chinese Company Law, the company reserved $187,189 and $196,813 statutory fund as of September 30, 2008 and December 31,2007 respectively.

      According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is no more required to reserve the "Statutory common welfare fund". Accordingly, the Company did not reserve the common welfare fund as of September 30, 2008.

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

Note 15 - STOCKHOLDERS' EQUITY

      In January 2007, the Company entered into an agreement with outside third party to provide consulting services. As part of agreement the Company agreed to issue 1,699,999 shares of common stock at discount at $0.05 per share or $85,000 for cash. The consulting company will provide consulting service to the Company during the six month periods starting January 2007. The fair market value of the common stocks of the company was $0.55 on the agreement date. Accordingly the Company booked $85,000 as compensation

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      expense after accounting for the shares issued at discount price of $0.05 for the said stock issuance as of December 31, 2007.

      Since the consulting company did not accomplish the services stated in the agreement, the board of directors of the Company dated on February 28, 2008 approved to buy back the common stocks at $0.05 per share subsequently. As of September 30, 2008, the consulting company did not sell 1,699,999 shares back to the Company.

Note 16 - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, as of September 30, 2008 and 2007 are as follows:

                                                 Foreign Currency
                                             Translation Adjustment
                                           --------------------------
        Balance at December 31, 2007             $    3,207,587
        Change in 2008                                2,253,508
                                              ------------------
        Balance at September 30, 2008            $    5,461,095
                                              ==================

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                  The nine month periods ended
                                                          September 30
                                                      2008             2007
                                                      ----             ----
  Revenues:
   Resort income from unaffiliated customers     $  3,580,363     $  2,880,007
   Management fee income from affiliated customers  1,482,190        1,349,166
                                                 -------------    -------------
                 Consolidated                    $  5,062,552     $  4,229,173
                                                 =============    =============
  Operating income (loss)
   Resort income                                 $  1,106,752     $  1,014,866
   Management fee income                            1,482,190        1,349,166
   Corporation (1)                                   (109,588)               -
                                                 -------------    -------------
                 Consolidated                    $  2,479,454     $  2,364,032
                                                 =============    =============
  Net income (loss):
   Resort income                                 $    869,834     $    571,726
   Management fee income                            1,111,643        1,011,875
   Corporation (1)                                   (109,588)               -
                                                 -------------    -------------
                 Consolidated                    $  1,871,889     $  1,583,601
                                                 =============    =============
  Identifiable assets:
   Resort income                                 $ 39,436,680     $ 34,258,177
   Management fee income                                    -                -
   Corporation (1)
                                                 -------------    -------------
                 Consolidated                    $ 39,436,680     $ 34,258,177
                                                 =============    =============
  Depreciation and amortization:
                                                 -------------    -------------
   Resort income                                 $    555,571     $    405,060
                                                 =============    =============
  Capital expenditures:
   Resort income                                 $  3,121,635     $  2,980,259
   Management fee income                                    -                -
   Corporation (1)                                          -                -
                                                 -------------    -------------
                 Consolidated                    $  3,121,635     $  2,980,259
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

      Our business is not seasonal in nature.

Results of Operations

Three and Nine Months Ended September 30, 2008
----------------------------------------------

      Material changes of certain items in our Statement of Operations for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, are discussed below:

                       Increase (I)
Item                  or Decrease (D)  Reason
----                  ---------------  ------

Operating Revenue           I          More customers due to improvements made
                                       to our facilities and services, as well
                                       as summer Olympic games.

Operating Expenses          I          Increased operating revenue and higher
                                       fuel costs.

Provision for Income Taxes  D          8% decrease in PRC tax rates beginning on
                                       January 1, 2008.

Foreign Currency                       Increased revenue and changes in currency
 Translation Gain           I          exchange rates.

Liquidity and Capital Resources

      Our material sources and (uses) of cash during the nine months ended September 30, 2008 were:

         Cash provided by operations                            $3,141,793
         Payment for land use rights, building improvements,
             and of equipment                                   (3,090,401)
         Changes in foreign currency exchange rate                   3,964

      Our material sources and (uses) of cash during the nine months ended September 30, 2007 were:

         Cash provided by operations                            $2,954,600
         Payment for land use rights, building improvements,
           and equipment                                        (2,962,571)
         Loans to related parties                                  (16,092)
         Sale of stock                                              85,000
         Changes in foreign currency exchange rate                   1,056

      We intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. We have not started actual construction work on these projects.

      We anticipate that the remaining costs to develop the Lantian project will be approximately $17,800,000 over five years. We expect to begin construction on the property in July 2009.

      We expect to complete the New Hainan hotel and resort in Xi'an in December 2009. The remaining costs to develop the project are expected to be approximately $20,000,000.

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of September 30, 2008 expenditures for our Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for these projects through cash from our operations and loans. Loans would be collateralized by the properties and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the projects may take additional time or we may be unable to develop the projects. At present, we do not have any lines of credit or other bank financing arrangements.

      We do not know of any trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity other than our need to pay the taxes and surcharges which we have accrued as liabilities on our September 30, 2008 balance sheet.

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

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits

Exhibit
Number      Exhibit Name
-------     ------------

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


November 13, 2008                      By:    /s/ Cai Danmei
                                             -----------------------------
                                             Cai Danmei, Chief Executive Officer
                                             and Principal Financial and
                                             Accounting Officer