Form 10-Q/A
period 2008-03-31
New Taohuayuan Culture Tourism Co., Ltd.
filed 2009-02-05
CIK 1311185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

                                       or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                          Commission File Number: None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.

         Nevada                                       Applied For
---------------------------                ----------------------------------
State or other jurisdiction               (I.R.S.) Employer Identification No.
  of incorporation
                                1# Dongfeng Road
                   Xi'an Weiyang Tourism Development District
                                Xian, China
                     -------------------------------------
                     Address of principal executive offices

                                0086-29-86671555
                          ---------------------------
               Registrant's telephone number, including area code

                                       N/A
                           ---------------------------
                  Former address of principal executive offices

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

Indicate by check mark whether the Registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act).   YES  [ ]        No  [X]

         Class of Stock         No. Shares Outstanding            Date

            Common                  18,727,327              January 15, 2009

ITEM 1.  FINANCIAL STATEMENTS


         NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMIITED AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

                                TABLE OF CONTENTS



Unaudited consolidated Balance Sheet as of March 31, 2008                  3

Unaudited consolidated Statements of Income for the three
  month periods ended March 31, 2008 and 2007                              4

Unaudited consolidated Statements of Cash Flows for the
  three month periods ended March 31, 2008 and 2007                        5

Notes to unaudited consolidated financial statements                      6-23

                                EXPLANATORY NOTE

New Taohuayuan Culture Tourism Company Limited is filing this Amendment No. 1 on Form 10-Q for the purpose of amending the deposit for land use rights explained under Note C of the Quarterly Report on Form 10-Q for the three month period ended March 31, 2008 filed with the U.S. Securities and Exchanges Commission on June 23, 2008 ("Original Report") reversing the impairment for the deposit for land use rights for the period covered by the Original Report. Other accounts restated are the result of this amendment.

Except as described above, no other changes have been made to the Original Report. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET - RESTATED

                                                March 31, 2008
                                                  (Restated)      December 31,
                                                 (Unaudited)         2007
                                     ASSETS
 Current assets
   Cash and cash equivalents                   $    26,696        $    45,680
   Accounts receivable, net                         21,432             34,178
   Inventories                                      83,671            127,182
   Prepaid expenses and other current assets           860                385
   Due from related parties                        489,776            476,552
                                               -----------        -----------
           Total Current Assets                    622,435            683,977

 Property & equipment, net                       6,842,569          6,713,733
 Construction-in- progress                       9,317,700          7,944,945
 Land use right, net                             2,550,238          2,463,522
 Deposit for land use rights - restated         17,136,000         16,452,000
                                              ------------        -----------
 Total assets                                 $ 36,468,942       $ 34,258,177
                                              ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
   Accounts payable and accrued expenses      $    563,098      $     495,825
   Deferred revenue                                 12,895             52,105
   Taxes payable - restated                      4,464,944          4,070,480
                                              ------------      -------------
      Total Current Liabilities                  5,040,937          4,618,410

 Stockholders' equity
   Common stock, $.001 par value, 50,000,000
     shares authorized, 18,727,327 issued and
     outstanding                                    18,727             18,727
   Preferred stock, $.001 par value,10,000,000
     shares authorized, none shares issued and
     outstanding                                         -                  -
   Additional paid in capital                   15,855,727         15,855,727
   Statutory reserve - restated                  2,074,050          2,018,901
   Other comprehensive income - restated         4,451,831          3,207,587
   Retained earning - restated                   9,027,669          8,538,825
                                               -----------       ------------
   Total stockholders' equity                   31,428,005         29,639,767
                                               -----------       ------------
 Total liabilities and stockholders'          $ 36,468,942        $34,258,177
  stockholders' equity                        ============        ===========


              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME - RESTATED
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                    For the three month
                                                   periods ended March 31,
                                                   2008              2007
                                               -----------------------------
                                                (Restated)
Net revenue
 Catering and hotel related services
   income                                      $  1,026,648       $  880,863
 Management fee income                              482,207          443,560
                                               ------------       ----------
         Total net revenue                        1,508,855        1,324,423

Cost of revenue                                     319,166          221,017
                                               ------------       ----------
Gross profit                                      1,189,689        1,103,406

Operating expenses
  General and administrative expenses               304,366          262,765
  Depreciation and amortization                     162,474          145,040
  Imapirement - Deposit - restated                        -                -
                                               ------------       ----------
        Total operating expenses                    466,840          407,805
                                               ------------       ----------

Income from operations                              722,849          695,601
                                               ------------       ----------
Other (Income) expense
   Interest income                                     (447)            (310)
   Other income, net                                 (4,530)               -
                                               ------------       ----------
        Total other income                           (4,977)            (310)
                                               ------------       ----------
Income before income taxes                          727,826          695,911
Provision for income taxes                          183,832          224,351
                                               ------------       ----------
Net income - restated                               543,994          471,560

Other comprehensive item:
  Foreign currency translation gain -
    restated                                      1,244,244          283,448
                                               ------------       ----------
Net comprehensive income - restated             $ 1,788,238       $  755,008
                                               ============       ==========
Earning per share:
  Basic & diluted earning per share -
     restated                                   $      0.03       $     0.03
                                               ============       ==========

Weighted average number of shares
outstanding:
  Basic & diluted weighted average
    number of shares                             18,727,327       18,443,994
                                               ============       ==========

The basic and diluted shares are the same because there are no diluted shares issued

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS -RESTATED
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                             For the three month periods ended
                                                         March 31,
                                                    2008             2007
                                                   ------           -----
                                                 (Restated)
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income - restated                         $543,994       $ 471,560
    Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation and amortization                  162,474         145,040
    (Increase) / decrease in current assets:
    Accounts receivables                            13,249           3,814
    Inventory                                       47,763          (8,499)
    Other receivables                                 (449)        (12,797)
    Increase/(Decrease) in current liabilities:
    Accounts payable and accrued expenses           45,828        (158,500)
    Taxes payable - restated                       220,454         310,969
    Deferred revenue                               (40,499)           (998)
                                                 ---------        --------
   Total Adjustments                               448,821         279,029
                                                 ---------        --------
    Net cash provided by operating activities      992,815         750,589

  CASH FLOWS FROM INVESTING ACTIVITIES
    Payment for construction-in-progress        (1,020,321)              -
    Purchase of property & equipment                     -            (776)
    Increase in long-term assets                         -      (1,083,864)
                                                ----------      ----------
    Net cash used in investing activities       (1,020,321)     (1,084,640)

 CASH FLOWS FROM FINANCING ACTIVITIES
    Advances to related parties                          -         (44,126)
    Proceed from related party                       7,065               -
    Proceed from stock issuance                          -          85,000
                                                ----------      ----------
    Net cash provided by financing activities        7,065          40,874
                                                ----------      ----------
    Effect of exchange rate changes on cash
       and cash equivalents                          1,457         348,800
                                                ----------      ----------
    Net increase (decrease) in cash and
       cash equivalents                            (18,984)         55,623

    Cash and cash equivalents, beginning
       balance                                      45,680          46,394
                                                ----------      ----------
    Cash and cash equivalents, ending
       balance                                 $    26,696      $  102,017
                                               ===========      ==========
 SUPPLEMENTAL DISCLOSURES:
    Cash paid during the year for:
       Income tax payments                     $         -      $        -
      Interest payments                        $         -      $        -
                                               ===========      ==========

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note C - DEPOSIT FOR LAND USE RIGHT - RESTATED

     The Company has deposited amounts with the local government for land use rights amounting to $17,136,000 at March 31, 2008 for the acquisition of a parcel of land in PRC. The Company intends to acquire the land for the development of a new project. To obtain the land use rights from the Government, the Company is required to pay the demolish fee associated with the acquisition of the land use rights amounting to $21,420,000. As of March 31, 2008, the demolish fee was not deposited with the government, therefore, the official title for the land use rights has not been transferred to the Company. The deposit amount is secured by the assets of the major shareholder of the Company as of July 23, 2008.

Note D - PROPERTY AND EQUIPMENT, NET

      As of March 31, 2008 the property and equipment of the Company consisted of the following:

                                                     3-31-2008
                                                 --------------
            Buildings                              $ 7,034,092
            Infrastructure and Leasehold
                Inprovement                          1,739,339
            Furniture and fixtures                   1,598,885
            Equipments                               1,928,591
            Automobiles                                305,596
                                                   -----------
                                                    12,606,503
            Accumulated Depreciation                (5,763,934)
                                                   -----------
            Property and Equipment, net            $ 6,842,569
                                                   ===========

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The Company had depreciation expenses of $147,101, and $131,317 for the three month periods ended March 31, 2008 and 2007 respectively.

Note E - LAND USE RIGHT, NET

      According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

      As of March 31, 2008 the intangible assets of the Company consisted of the following:

                                                 3-31-2008
                                                 ---------

                  Land use rights               $ 3,257,016
                                                -----------
                  Accumulated amortization         (706,778)
                                                -----------
                  Land use rights, net          $ 2,550,238


      The Company had amortization expenses of $15,373 and $13,723 as of March 31, 2008 and 2007. The amortization expenses for land use right for next five years after March 31, 2008 are as follows:

                March 31, 2009                 $    61,492
                March 31, 2010                      61,492
                March 31, 2011                      61,492
                March 31, 2012                      61,492
                March 31, 2013                      61,492
                                              ------------
                Thereafter                       2,242,778
                                              ============
                    Total                       $2,550,238
                                              ============

Note F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The Company's accounts payable and accrued expenses as of March 31, 2008 are summarized as follows:

                                                 3-31-2008
                                                ---------

            Accounts payables                 $   159,400
            Other payables                        295,482
            Accrued payroll                        29,988
            Accrued expenses                       78,228
                                              -----------
            Total accounts payables and
               accrued expenses               $   563,098
                                              ===========

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note G - DEFERRED REVENUE

      The company has recorded deferred revenue of $12,895 as of March 31, 2008. Deferred revenue represents advances from customers for using the resort facilities within the next twelve month period.

Note H- TAX PAYABLES - RESTATED

     As of March 31, 2008, tax payables are summarized as follows:

                                               3-31-2008
                                           -------------

      Income tax payable                   $   3,623,622
      Business tax payable                       723,614
      VAT payable                                     47
      Other taxes payable                        117,661
                                           -------------
      Tax payable                          $   4,464,944
                                           =============

Note I - INCOME TAXES - RESTATED

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

      The provision for income taxes from operations on income consists of the following for the years ended March 31, 2008 and 2007:

         US Current Income Tax Expense (Benefit)        3-31-2008     3-31-2007
         --------------------------------------         ---------     ---------
            Federal                                     $       -     $       -
            State                                       $       -     $       -

            PRC Current Income Expense                  $ 183,832     $ 224,351
                                                        ---------     ---------
         Total  Provision for Income Tax                $ 183,832     $ 224,351
                                                        =========     =========

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

                                                        3-31-2008     3-31-2007
                                                        ---------     ---------
            Tax expense (credit) at statutory rate -
                federal                                     34%           34%
            State tax expense net of federal tax             6%            6%
            Valuation allowance                            (40%)         (40%)
            Foreign income tax - PRC                        25%           33%
            Tax expense (benefit)at actual rate             25%           32%

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

      The following table sets forth the significant components of the net deferred tax assets for operation in the US as of March 31, 2008 and 2007.


                                                       3-31-2008     3-31-2007
                                                       ---------     ----------

               Net operation loss carry forward        $ 933,500     $      -
                                                       ---------     --------

                  Total deferred tax assets              317,500            -
                  Less: valuation allowance             (317,500)           -
                                                       ---------     --------
               Net deferred tax assets                 $       -     $      -
                                                       ---------     --------

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      Deferred income tax assets

      Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company's deferred tax assets represent deductible temporary differences arising mainly from the other payables. As of March 31, 2008 and December 31, 2007, the Company had no deferred tax assets.

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

Note K -RELATED PARTIES TRANSACTIONS

      The Company has identified the following related parties:

     *    Chen Jingmin - a director and  stockholder  of the Company.

     * Dongjin Taoyuan - a stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

     * Shaanxi New Taohuayuan Economy Trade Company Limited - the principal stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

     * Shaanxi Wenhao Zaliang Shifu Limited - a stockholder of the Company in which Chen Jingmin has control and a financial interest.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      In accordance with the Chinese Company Law, the company reserved statutory funds of $56,345 as of March 31, 2008.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note P - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, as of March 31, 2008 and 2007 are as follows:

                                          Foreign Currency
                                       Translation Adjustment
                                       ---------------------

      Balance at December 31,              $   3,207,587
      2007
      Change in Q1 2008                        1,244,244
                                           -------------
      Balance at March 31, 2008            $   4,451,831
                                           =============

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

      The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:


                                                      The three month periods
                                                          ended March 31,
                                                      ------------------------
                                                       2008             2007
                                                      ------           ------
      Revenues:
            Resort income from unaffiliated
                customers                           $1,026,648      $   880,863
            Management fee income from
                affiliated customers                   482,207          443,560
                                                    ----------      -----------
                            Consolidated            $1,508,855      $ 1,324,423
                                                    ==========      ===========

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


      Operating income (loss)
            Resort income                           $  248,142      $   252,041
            Management fee income                      482,207          443,560
            Corporation (1)                             (7,500)               -
                                                    ----------      -----------
                            Consolidated            $  722,849      $   695,601
                                                    ==========      ===========
      Net income (loss) before taxes:
            Resort income                           $  253,119      $   252,351
            Management fee income                      482,207          443,560
            Corporation (1)                             (7,500)               -
                                                    ----------      -----------
                            Consolidated            $  727,826      $   695,911
                                                    ==========      ===========
      Net income (loss) :
            Resort income                           $  165,989      $   170,997
            Management fee income                      378,005          300,563
            Corporation (1)                                  -                -
                                                    ----------      -----------
                            Consolidated            $  543,994      $   471,560

      Identifiable assets:
            Resort income                          $10,015,242      $ 9,861,232
            Management fee income                            -                -
                  Corporation (1)                   26,453,700       24,396,945
                                                   -----------      -----------
                            Consolidated           $36,468,942      $34,258,177
                                                   ===========      ===========
      Depreciation and amortization:
            Resort income                          $   162,474      $   145,040
                                                   ===========     ============
        Capital expenditures:
            Resort income                          $         -      $       776
            Management fee income                            -                -
            Corporation (1)                          1,020,321        1,083,864
                                                   -----------      -----------

                            Consolidated           $ 1,020,321      $ 1.084,640
                                                   ===========     ============

(1) Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses and capital expenditure for new project.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE R-   RESTATEMENTS

      Subsequent to the issuance of the Company's financial statements for the three month period ended March 31, 2008, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the impairment of deposit for land use rights and accumulated amortization of land use rights were not recorded properly. The financial statements for the period ended March 31, 2008 have been restated to give effect to the changes to the financial statements.

      The effect of the restatements is as follows:

BALANCE SHEETS:                                MARCH 31,2008      MARCH 31,2008
                                                  REPORTED          RESTATED
ASSETS:
  Deposit for Construction-in-progress        $          -       $  17,136,000

LIABILITIES:
  Taxes payable                               $  4,277,127       $   4,464,944

STOCKHOLDERS' EQUITY/(DEFICIT)
  Statutory reserve                           $  2,018,901       $   2,128,449
  Other comprehensive income                  $  4,092,216       $   4,451,831
  Accumulated Deficit /Retained earnings      $ (7,505,749)      $   8,973,270


STATEMENTS OF INCOME/(OPERATIONS):               FOR THE THREE MONTH PERIODS
                                                     ENDED MARCH 31,2008
                                                 REPORTED           RESTATED
OPERATING EXPENSES:
  Impairment - deposit                        $ 16,772,400       $           -

INCOME (LOSS) FROM OPERATIONS                 $(16,049,551)      $     722,849

INCOME (LOSS) BEFORE INCOME TAXES             $(16,044,574)      $     727,826

PROVISION FOR INCOME TAXES                    $          -       $     183,832

NET INCOME (LOSS)                             $(16,044,574)      $     543,994

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation gain           $    884,629       $   1,244,244

NET COMPREHENSIVE INCOME (LOSS)               $(15,159,945)      $   1,788,238

EARNINGS (LOSS) PER SHARE:
  Basic & diluted earning (loss) per share    $      (0.86)      $        0.03

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

      Our business is not seasonal in nature.

Results of Operations

Three Months Ended March 31, 2008

 Material changes of certain items in our Statement of Operations for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, are discussed below:

                       Increase (I)
Item                  or Decrease (D)  Reason

Operating Revenue           I          Increase in customers due to improvements
                                       made to our facilities and services.

Operating Expenses          I          Increase was in line with increased
                                       revenue.

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

                                      NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


January 20, 2009                      By: /s/ Cai Danmei
                                          ------------------------------------
                                          Cai Danmei, Chief Executive Officer
                                              and Principal Financial and
                                              Accounting Officer