Form 10-Q/A
period 2008-06-30
New Taohuayuan Culture Tourism Co., Ltd.
filed 2009-02-05
CIK 1311185

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

                          Commission File Number: None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.
                    ---------------------------------------

                   Nevada                                  Applied For
-------------------------------------------          ----------------------
State or other jurisdiction of incorporation           (I.R.S.) Employer
                                                       Identification No.

                                1# Dongfeng Road
                   Xi'an Weiyang Tourism Development District
                                   Xian, China
                      -----------------------------------
                     Address of principal executive offices

                                0086-29-86671555
                           --------------------------
               Registrant's telephone number, including area code

                                       N/A
                      -----------------------------------
                  Former address of principal executive offices

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

ITEM 1.  FINANCIAL STATEMENTS

         NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMIITED AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2008

                                   (UNAUDITED)

                                TABLE OF CONTENTS



Consolidated Balance Sheets as of June 30, 2008 (unaudited)
    and December 31, 2007                                                  3

Unaudited consolidated Statements of Income  for the three-month
    and six-month periods ended June 30, 2008 and 2007                     4

Unaudited consolidated Statements of Cash Flows for the six-month
    periods ended June 30, 2008 and 2007                                   5

Notes to unaudited consolidated financial statements                      6-21

                                EXPLANATORY NOTE

New Taohuayuan Culture Tourism Company Limited is filing this Amendment No. 1 on Form 10-Q for the purpose of amending the deposit for land use rights explained under Note 3 of the Quarterly Report on Form 10-Q for the six month period ended June 30, 2008 filed with the U.S. Securities and Exchanges Commission on August 18, 2008 ("Original Report") reversing the impairment for the deposit for land use rights for the period covered by the Original Report. Other accounts restated are the result of this amendment.

Except as described above, no other material changes have been made to the Original Report. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS - RESTATED

                                               June 30, 2008
                                                  (Restated)       December 31,
                                                 (Unaudited)          2007
                      ASSETS

Current assets
Cash and cash equivalents                      $    36,179        $    45,680
   Accounts receivable, net                         16,382             34,178
   Inventories                                      84,743            127,182
   Prepaid expenses and other current assets         1,574                385
   Due from related parties                        546,922            476,552
                                              ------------        -----------
      Total Current Assets                         685,800            683,977

Property & equipment, net                        6,881,597          6,713,733

Construction-in- progress                       10,431,850          7,944,945

Land use right, net - restated                   2,589,553          2,463,522

Deposit for land use rights - restated          17,508,000         16,452,000
                                              ------------        -----------
Total assets                                 $  38,096,800        $34,258,177
                                             =============        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses     $     478,984        $   495,825
   Deferred revenue                                 11,770             52,105
   Taxes payable - restated                      4,835,750          4,070,480
                                              ------------        -----------
      Total Current Liabilities                  5,326,504          4,618,410

Stockholders' equity
  Common stock, $.001 par value, 50,000,000
   shares authorized, 18,727,327 issued and
   outstanding                                      18,727             18,727
  Preferred stock, $.001 par value, 10,000,000
   shares authorized, none shares issued and
   outstanding                                           -                  -
   Additional paid in capital                   15,855,727         15,855,727
   Statutory reserve - restated                  2,138,268          2,018,901
   Other comprehensive income - restated         5,144,446          3,207,587
   Retained Earnings - restated                  9,613,128          8,538,825
                                              ------------        -----------
      Total stockholders' equity                32,770,296         29,639,767
                                              ------------        -----------
Total liabilities and stockholders' equity    $ 38,096,800        $34,258,177
                                              ============        ===========



                   The accompanying notes are an integral part
              of these unaudited consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME - RESTATED
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)

                                         For the three-month           For the six-month
                                        periods ended June 30,        periods ended June 30,
                                        2008              2007        2008             2007
                                        ----              ----        ----             ----
                                     (Restated)                    (Restated)
Net revenue

  Catering and hotel related
    services income                 $  1,171,976      $  943,292    $ 2,198,624    $ 1,824,154
  Management fee income                  496,489         449,414        978,696        892,974
                                    ------------      ----------    -----------    -----------
       Total net revenue               1,668,465       1,392,706      3,177,320      2,717,128

Cost of revenue                          370,516         241,413        689,682        462,430
Gross profit                           1,297,949       1,151,293      2,487,638      2,254,698

Operating expenses
  General and administrative
    expenses - restated                  320,242         227,129        624,608        489,894
  Depreciation and amortization -
      restated                           124,474         146,970        286,948        292,010
  Impairment - Deposit - restated              -               -              -              -
                                    ------------      ----------    -----------    -----------
       Total operating expenses          444,716         374,099        911,556        781,904
                                    ------------      ----------    -----------    -----------
Income from operations                   853,233         777,194      1,576,082      1,472,794
                                    ------------      ----------    -----------    -----------

Other Income (expense)
  Interest income                           (315)           (256)          (762)          (566)
   Other income, net                      (3,763)              -         (8,293)             -
                                    ------------      ----------    -----------    -----------
       Total other expense                (4,078)           (256)        (9,055)          (566)
                                    ------------      ----------    -----------    -----------
Income before income taxes               857,311         777,450      1,585,137      1,473,360
Provision for income taxes               207,634         257,848        391,466        482,199
                                    ------------      ----------    -----------    -----------

Net income - restated                    649,677         519,602      1,193,671        991,161
Other comprehensive item:
  Foreign currency translation
     gain - restated                     692,615         387,435      1,936,859        670,883
                                    ------------      ----------    -----------    -----------

Net comprehensive income -
  restated                           $ 1,342,292      $  907,037    $ 3,130,530    $ 1,662,044
                                     ===========      ==========    ===========    ===========
Earning per share (restated):
   Basic & diluted earning per
     share - restated                $      0.03      $     0.03    $      0.06    $      0.05
                                     ===========      ==========    ===========    ===========

Weighted average number of shares
 outstanding:
   Basic & diluted weighted
    average number of shares          18,727,327      18,727,327     18,727,327     18,727,327
                                     ===========      ==========    ===========    ===========



The basic and diluted shares are the same because there are no diluted shares issued


  The accompanying notes are an integral part of these
                  unaudited consolidated financial statements

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)

                                                      For the six month periods
                                                           ended June 30,
                                                      2008               2007
                                                     -----               ----
                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income - (restated)                          $ 1,193,671        $ 991,161
 Adjustments to reconcile net income to
   net cash provided by operating activities:
 Depreciation and amortization                        286,948          292,010
   (Increase)/decrease in current assets:
      Accounts receivables                              3,764           13,055
      Inventory                                        49,194           (2,314)
      Prepaid expenses and other current assets        (1,132)         (15,512)
    Increase/(Decrease) in current liabilities:
      Accounts payable and accrued expenses           (47,105)          (3,047)
      Taxes payable                                   489,975          604,870
      Deferred revenue                                (42,464)          (8,191)
                                                  -----------        ---------
   Total Adjustments                                  739,179          880,871
                                                  -----------        ---------

   Net cash provided by operating activities        1,932,850        1,872,032

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for construction-in-progress            (1,921,932)               -
   Advances to related parties                        (23,007)         (15,315)
   Purchase of property & equipment                         -           (1,170)
   Payment in long-term assets                              -       (1,870,126)
                                                  -----------        ---------
   Net cash used in investing activities           (1,944,939)      (1,886,611)
                                                  -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceed from stock issuance                              -           85,000
                                                  -----------        ---------
   Effect of exchange rate changes on
     cash and cash equivalents                          2,587            4,720

   Net increase (decrease) in cash and
     cash equivalents                                  (9,501)          75,141

   Cash and cash equivalents,
     beginning balance                                 45,680           46,394
                                                  -----------        ---------

   Cash and cash equivalents, ending balance      $    36,179        $ 121,535
                                                  ===========        =========

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the year for:
        Income tax payments                       $         -        $       -
        Interest payments                         $         -        $       -
                                                  ===========        =========


                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements

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

      If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 - DEPOSIT FOR LAND USE RIGHT - RESTATED

     The Company has deposited amounts with the local government, for land use rights amounting $17,508,000 at June 30, 2008 for the acquisition of a parcel of land in PRC. The Company intends to acquire the land for the development of a new project. To obtain the land use rights from the Government, the Company is required to pay the demolish fee associated with the acquisition of the land use rights amounting to $21,885,000. As of June 30, 2008, the demolish fee was not deposited with the government, therefore, the official title for the land use rights has not been transferred to the Company. The deposit amount is secured by the assets of the major shareholder of the Company as of July 23, 2008.

Note 4 - PROPERTY AND EQUIPMENT, NET

      As of June 30, 2008 the property and equipment of the Company consisted of the following:

                                                June 30,2008   December 31,2007
                                                ------------   ----------------

       Buildings                                $ 7,186,793       $ 7,970,697
       Infrastructure and Leasehold Inprovement   1,777,098         1,669,912
       Furniture and fixtures                     1,633,595           401,163
       Equipments                                 1,970,458         1,768,132
       Automobiles                                  312,230           293,399
                                                -----------       -----------
                                                 12,880,174        12,103,303
       Accumulated Depreciation                  (5,998,577)       (5,389,570)
                                                -----------       -----------
       Property and Equipment, net              $ 6,881,597       $ 6,713,733
                                                ===========       ===========

      The Company had depreciation expenses of $255,747, and $261,518 for the six-month periods ended June 30, 2008 and 2007 respectively.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - LAND USE RIGHT, NET - RESTATED

      According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

      As of June 30, 2008 the intangible assets of the Company consisted of the following:

                                           June 30,2008     December 31,2007

            Land use rights                 $3,327,721        $ 3,127,008
            Accumulated amortization          (738,168)          (663,486)
                                            ----------        -----------

            Land use rights, net            $2,589,553        $ 2,463,522
                                            ==========        ===========


      The Company had amortization expenses of $32,744 and $30,492 as of June 30, 2008 and 2007. The amortization expenses for land use right for next five years after June 30, 2008 are as follows:

             June 30, 2009                $    65,489
             June 30, 2010                     65,489
             June 30, 2011                     65,489
             June 30, 2012                     65,489
             June 30, 2013                     65,489
             After                          2,262,108
                                          -----------
              Total                        $2,589,553
                                           ==========

Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The Company's accounts payable and accrued expenses as of June 30, 2008 are summarized as follows:

                                              June 30,2008    December 31, 2007

        Accounts payables                       $  77,612       $  130,828
        Other payables                            290,968          268,302
        Accrued payroll                            30,639           28,791
        Accrued expenses                           79,765           67,905
                                                ---------       ----------

        Total accounts payables and
           accrued expenses                     $ 478,984       $  495,825
                                                =========       ==========

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - DEFERRED REVENUE

      The company has recorded deferred revenue of $11,770 and $52,105 as of June 30, 2008 and December 31, 2007. Deferred revenue represents advances from customers for using the resort facilities within the next twelve month period.

Note 8- TAX PAYABLES - RESTATED

     As of June 30, 2008, tax payables are summarized as follows:

                                        June 30,2008       December 31,2007

       Income tax payable                 $ 3,913,063       $ 3,456,655
       Business tax payable                   801,403           497,146
       VAT payable                                 60            12,669
       Other taxes payable                    121,224           104,010
                                          -----------       -----------
       Tax payable                       $  4,835,750       $ 4,070,480
                                         ============       ===========

Note 9 - INCOME TAXES - RESTATED

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

      The provision for income taxes from operations on income consists of the following for the years ended June 30, 2008 and 2007:

                                                 June 30, 2008   June 30, 2007
       US Current Income Tax Expense (Benefit)
          Federal                                  $      -        $      -
          State                                           -               -
         PRC current income expense                 391,466         482,199
                                                  ---------        --------
         Total provision for income tax           $ 391,466        $482,199
                                                  =========        ========

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:
                                              June 30,2008     June 30,2007
                                              ------------     -----------
          Tax expense (credit) at                  34%             34%
            statutory rate - federal
          State tax expense net of federal
            tax                                     6%              6%
          Valuation allowance                     (40%)           (40%)
          Foreign income tax - PRC                 25%             33%
          Tax expense (benefit) at actual rate     25%             33%


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

      The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2008 and 2007.


                                              June 30,2008     June 30,2007
                                              ------------     -----------

               Net operation loss carry
                  forward                     $  941,000         $      -
               Total deferred tax assets         338,760                -
                  Less: valuation allowance     (338,760)               -
               Net deferred tax assets        $        -         $      -


      People's Republic of China (PRC)

      Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will continue until the tax exemption period expired. The applicable new EIT for the Company is 25%. The Company paid $3,913,063 of income tax payable as of June 30, 2008.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      Deferred income tax assets

      Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company's deferred tax assets represent deductible temporary differences arising mainly from the other payables. As of June 30, 2008 and December 31, 2007, the Company had no deferred tax assets.

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

Note 11 -RELATED PARTIES TRANSACTIONS

      The Company has identified the following related parties:

     o    Chen Jingmin - a director and stockholder of the Company.

     o Dongjin Taoyuan - a stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

     o Shaanxi New Taohuayuan Economy Trade Company Limited - the principal stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

     o Shaanxi Wenhao Zaliang Shifu Limited - a stockholder of the Company in which Chen Jingmin has control and a financial interest.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      In accordance with the Chinese Company Law, the company reserved statutory funds of $ 119,367 and $196,813 as of June 30, 2008 and December 31,2007
      respectively.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 16 - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, as of June 30, 2008 and 2007 are as follows:

                                             Foreign Currency
                                          Translation Adjustment
                                          ----------------------

         Balance at December 31, 2007         $    3,207,587
         Change in 2008                            1,936,859
                                              --------------
         Balance at June 30, 2008             $    5,144,446
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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                   The six month periods ended
                                                             June 30
                                                       2008             2007
        Revenues:
             Resort income from unaffiliated
               customers                          $  2,198,624     $ 1,824,154
              Management fee income from
               affiliated customers                    978,696         892,974
                                                  ------------     -----------
                             Consolidated         $  3,177,320     $ 2,717,128
                                                  ============     ===========

        Operating income
             Resort income                        $    604,886     $   579,820
             Management fee income                     978,696         892,974
             Corporation (1)                            (7,500)              -
                                                  ------------     -----------
                             Consolidated         $  1,576,082     $ 1,472,794
                                                  ============     ===========
        Net income:
             Resort income                         $   467,149     $   321,431
             Management fee income                     734,022         669,731
             Corporation (1)                            (7,500)              -
                                                  ------------     -----------
                             Consolidated         $  1,193,671     $   991,161
                                                  ============     ===========

        Identifiable assets:
             Resort income                        $ 10,156,950     $ 9,861,232
             Management fee income                           -               -
             Corporation (1)                        27,939,850      24,396,945
                                                  ------------     -----------
                             Consolidated         $ 38,096,800     $34,258,177
                                                  ============     ===========
        Depreciation and amortization:
                  Resort income                   $    286,948     $    292,010
                                                  ============     ===========
        Capital expenditures:
             Resort income                        $          -     $     1,170
             Management fee income                           -               -
             Corporation (1)                         1,944,939       1,885,441
                                                  ------------     -----------
                             Consolidated         $  1,944,939     $  1,886,611
                                                  ============     ===========


(1) Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses and capital expenditure for new project.

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18- RESTATEMENTS

      Subsequent to the issuance of the Company's financial statements for the six month period ended June 30, 2008, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the impairment of deposit for land use rights and accumulated amortization of land use rights were not recorded properly. The financial statements for the period ended June 30, 2008 have been restated to give effect to the changes to the financial statements.

      The effect of the restatements is as follows:

BALANCE SHEETS:                                June 30, 2008     June 30, 2008
                                               -------------     -------------
                                                  REPORTED          RESTATED
ASSETS:
    Property & equipment, net                $   6,362,091     $  6,881,597
    Land use right, net                      $   3,081,665     $  2,589,553
    Deposit for construction-in-progress$                -      $17,508,000

LIABILITIES:
    Taxes payable                             $  4,433,079     $  4,835,750

STOCKHOLDER'S EQUITY/(DEFICIT)
    Statutory reserve                         $  2,018,901     $  2,254,972
    Other comprehensive income                $  4,667,688     $  5,144,446
    Accumulated deficit/(Retained Earnings)   $ (6,923,470)    $  9,496,424

STATEMENTS OF INCOME/(OPERATIONS)

                                   FOR THE THREE MONTH PERIODS        FOR THE SIX MONTH PERIODS
                                       ENDED JUNE 30,2008                ENDED JUNE 30,2008
                                     REPORTED        RESTATED        REPORTED        RESTATED
                                  --------------   ------------      ----------      ----------
OPERATING EXPENSES
General and administrative
expenses                           $    336,326    $   320,242     $    640,692     $   624,608
Depreciation and amortization      $    135,022    $   124,474     $    297,496     $   286,948

Impairment - Deposit               $          -    $         -     $ 17,020,800     $         -

INCOME (LOSS) FROM OPERATIONS      $    826,601    $   853,233     $(15,471,350)    $ 1,576,082

INCOME (LOSS) BEFORE INCOME TAXES  $    830,679    $   857,311     $ 15,462,295)    $ 1,585,137

PROVISION FOR INCOME TAXES         $          -    $   207,634     $         -      $   391,466

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   FOR THE THREE MONTH PERIODS        FOR THE SIX MONTH PERIODS
                                       ENDED JUNE 30,2008                ENDED JUNE 30,2008
                                     REPORTED        RESTATED        REPORTED        RESTATED
                                  --------------   ------------      ----------      ----------
NET INCOME (LOSS)                  $    830,679    $   649,677     $(15,462,295)    $ 1,193,671

OTHER COMPREHENSIVE ITEM:
 Foreign currency translation gain $    327,072    $   692,615     $  1,460,101     $ 1,936,859

NET COMPREHENSIVE INCOME (LOSS)    $  1,157,751    $ 1,342,292     $(14,002,194)    $ 3,130,530

EARNINGS (LOSS) PER SHARE:
 Basic & diluted earning (loss)
   per share                       $       0.04    $      0.03     $      (0.83)    $      0.06


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

      Our business is not seasonal in nature.

Results of Operations

Three and Six Months Ended June 30, 2008

      Material changes of certain items in our Statement of Operations for the three and six months ended June 30, 2008, as compared to the three six months ended June 30, 2008, are discussed below:

                         Increase (I)
Item                  or Decrease (D)  Reason

Operating Revenue           I          Increase in customers due to improvements
                                       made to our facilities and services.

Operating Expenses          I          Increase was in line with greater
                                       revenues during the periods.

Liquidity and Capital Resources

      Our material sources and (uses) of cash during the six months ended June 30, 2008 were:

         Cash provided by operations                            $1,932,851
         Payment for land use rights, building improvements,
             and of equipment                                   (1,921,932)
         Loans to related parties                                  (23,000)
         Changes in foreign currency exchange rate                   2,587
         Cash provided by cash in bank at January 1, 2008            9,501

      Our material sources and (uses) of cash during the six months ended June 30, 2007 were:

         Cash provided by operations                            $1,872,032
         Payment for land use rights, building improvements,
           and equipment                                        (1,871,296)
         Loans to related parties                                   15,315
         Sale of stock                                              85,000
         Changes in foreign currency exchange rate                   4,720


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