Form 10-K
period 2008-12-31
New Taohuayuan Culture Tourism Co., Ltd.
filed 2009-03-31
CIK 1311185

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2008
    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. - None

                    NEW TAOHUAYUAN CULTURE TROURISM CO., LTD.
           -------------- ------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                     Applied For
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

             1# Dongfeng Road
             Xi'an Weiyang Tourism Development District
             Xi'an, China                                        N/A
            ---------------------------------------           --------
            (Address of Principal Executive Office)           Zip Code

Registrant's telephone number, including Area Code: 0086-29-86671555 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                     Accelerated filer  [ ]

Non-accelerated filer  [ ]                       Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act):    [ ] Yes        [X] No

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2008 was approximately $46,000,000.

As of March 25, 2009, the Company had 18,727,327 issued and outstanding shares of common stock.

Documents incorporated by reference:      None

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

     Under the terms of the management agreement with Shaanxi New Taohuayuan Economy Trade Co., Ltd. we receive a fixed fee of approximately $428,000 annually plus a bonus of 15% of the excess of actual revenue over targeted revenue in exchange for providing all services relating to the operation of the property. We did not achieve targeted revenues in 2004, 2005 or 2006 and did not earn a bonus for managing this property. Refer to Note 10 to our financial statements for information concerning the amount we have received for managing this hotel and resort.

      This property closed for major remodeling in 2006 and is expected to reopen in June 2009.

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

     Under the terms of the management agreement, we receive a management fee of approximately $1,039,000 plus a bonus of 15% of the excess of actual revenue over targeted revenue in exchange for providing all services relating to the operation of the restaurants. We are fully responsible for the operation of the restaurants. We have never achieved targeted revenues and, as a result, have never earned any bonuses. Refer to our financial statements for information concerning the amount we have received for managing these restaurants.

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

      As of March 25, 2009 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. As of March 25, 2009 we did not have any firm commitments from any third party with respect to financing either project. If required financing is not be available the development of the projects may take additional time or we may be unable to develop the projects.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2.     PROPERTIES

      Our principal executive offices are located at 1# Dongfeng Road, Xi'an Weiyang Tourism Development District, Xi'an, China.

      See Item 1 of this report for information concerning our properties.

ITEM 3.     LEGAL PROCEEDINGS

      We are not involved in any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

      On May 24, 2006 our common stock started trading on the OTC Bulletin Board under the symbol "NYTN". The following shows the high and low prices for our common stock for the periods indicated:

      Quarter Ended                 High           Low

        3/31/07                  $  9.00          $0.55
        6/30/07                   $13.50          $2.20
        9/30/07                  $  7.50          $7.50
       12/31/07                  $  7.50          $7.50

        3/31/08                  $  7.50          $3.00
        6/30/08                  $  3.00          $3.00
        9/30/08                  $  3.00          $0.25
       12/31/08                 $  0.25           $0.25


      During the year ended December 31, 2008, only 2,000 of our shares traded on the OTC Bulletin Board.

            As of March 25, 2009 we had 18,727,327 outstanding shares of common stock held by approximately 975 stockholders. All of our outstanding shares can be sold pursuant to Rule 144 of the Securities and Exchange Commission.

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

      During the year ended December 31, 2008 we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchases in the open market. None of our officers or directors, nor any of our principal shareholders purchased any shares of our common stock, on our behalf, from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2008.

            We are authorized to issue 10,000,000 shares of preferred stock, $.001 par value, in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our Board of Directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock. As of March 25, 2009 we had not issued any shares of Preferred Stock.

ITEM 6.     SELECTED FINANCIAL DATA

      Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      We manage the DongJin Taoyuan Villas, a hotel and resort property approximately 10 miles from downtown Xi'an. DongJin Taoyuan Villas has 84 rooms and 168 beds. This property closed for major remodeling in 2006 and is expected to reopen in June 2009.

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

      Our business is not seasonal in nature.

Results of Operations

Year Ended December 31, 2008
----------------------------

      Material changes of certain items in our Statement of Operations for the year ended December 31, 2008, as compared to the year ended December 31, 2007, are discussed below:

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

Operating Expenses          I          Increase in employees and salaries.

Liquidity and Capital Resources

      Our material sources and (uses) of cash during the year ended December 31, 2008 were:

           Cash provided by operations                              $ 4,636,897
           Loans to related parties                                      (4,333)
           Payment for land use rights, building improvements,
             and purchase of equipment                               (4,556,877)
           Changes to foreign currency exchange rate                      3,885

      Our material sources and (uses) of cash during the year ended December 31, 2007 were:

           Cash provided by operations                              $ 3,608,105
           Payment for land use rights, building improvements,
               and purchase of equipment                             (4,206,857)
           Loans from related parties                                   504,230
           Proceeds from sale of stock                                   85,000
           Changes to foreign currency exchange rate                     26,001
           Cash on hand at January 1, 2007                                  714

      As discussed in Item 1 of this report, we intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. We have not started actual construction work on these projects.

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of March 25, 2009 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the projects may take additional time or we may be unable to develop the projects. At present, we do not have any lines of credit or other bank financing arrangements.

      We do not know of any trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity other than our need to pay the taxes and surcharges which we have accrued as liabilities on our December 31, 2008 balance sheet.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET DATA

      Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the financial statements attached to and made a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

ITEM 9A.    CONTROLS AND PROCEDURES

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

      In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

      Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.     OTHER INFORMATION

      Not applicable

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
            ------------------------------------------------------

            The names, ages and positions held by our executive officers and directors are set forth below.
                                                               Officer/Director
Name            Age        Position                                  Since
----            ---        --------                            -----------------

Chen Jingmin     55        Chairman of the Board of Directors         1997
Cai Danmei       47        Chief Executive Officer, Chief
                            Financial Officer and a Director          1997
Liu Bo           31        Secretary and a Director                   2004
Hu Yangxiong     46        Director                                   2002
Yang Erping      53        Director                                   2004
Zhao Jianwen     49        Director                                   2004
Wang Changzhu    52        Director                                   2004

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

     Our Audit Committee is composed of Messrs. Hu (Chairman), Yang and Zhao. Mr. Hu is the financial expert on our Audit Committee. Our Compensation Committee is comprised of Messrs. Yang (Chairman), Zhao and Wang. All of these directors are independent directors as defined in section 803 of the listing standards of the NYSE Alternext US.

      Hu Yangxiong, Yang Erping, Zhao Jianwen and Wang Changzhu are independent directors as that term is defined in section 803 of the listing standards of the NYSE Alternext US.

      We have not adopted a Code of Ethics which is applicable to our principal executive, financial, and accounting officers and persons performing similar functions.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      Yang Erping, Zhao Jianwen and Wang Changzhu act as our compensation committee. During the year ended December 31, 2008, Yang Erping, Zhao Jianwen and Wang Changzhu participated in deliberations concerning executive officer compensation.

      During the year ended December 31, 2008, Yang Erping, Zhao Jianwen and Wang Changzhu were not members of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

ITEM 11.    EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) our Chief Executive Officer and (ii) by our two other executive officers during the two years ended December 31, 2008.

Summary Compensation Table
                                                                 All
                                                                Other
Name and                                   Restricted           Annual
Principal                                    Stock     Option   Compen-
Position            Year   Salary   Bonus    Awards    Awards   sation    Total
--------------------------------------------------------------------------------
Chen Jingmin,       2008 $ 7,339       --       --        --       --  $ 7,339
Chairman            2007      --       --       --        --       --       --

Cai Danmei,         2008$  6,935       --       --        --       --  $ 6,935
Chief Executive     2007 $10,500       --       --        --       --  $10,500
and Financial
Officer

Liu Bo,             2008 $ 3,512       --       --        --       --  $ 3,512
Secretary           2007 $ 2,900       --       --        --       --  $ 2,900

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

     During the years ended December 31, 2008 and 2007 we paid Ms. Cai an additional $598 and $500 per month, respectively, as a result of her seniority with us.

     During the year ended December 31, 2008 we did not compensate any person for serving as a director.

     We have not granted or sold any options for the purchase of our common stock.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows, as of March 25, 2009, the common stock ownership of (i) each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) each director individually and (iii) all officers and directors as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. The address of each owner is in care of us at 1# Dongfeng Road, Xi'an Weiyang Tourism Development District, Xi'an, China.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE
           ---------------------------------------------------------------------

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

     As of December 31, 2008 Shaanxi New Taohuayuan Economy Trade Co. Ltd. did not owe us any amount for management fees. As of December 31, 2008 Shaanxi Wenhao Zaliang Shifu, Ltd. owed us $13,168 for management fees.

      In January 2007 we sold 1,699,999 shares of our common stock to Rising Star Holdings Investment Corporation at a price of $0.05 per share.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

      Kabani & Company audited our financial statements for the fiscal years ended December 31, 2008 and 2007. Since we did not hire Kabani & Company until February 2008, Kabani & Company did not bill us for any fees during 2007. The following table shows the fees we were billed during the year ended December 31, 2008 by Kabani & Company.

                                                   2008
                                                   ----

      Audit Fees                               $135,000
      Audit-Related Fees                             --
      Financial Information Systems                  --
      Design and Implementation Fees                 --
      Tax Fees                                       --
      All Other Fees                                 --

      Audit fees represent amounts billed for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year. Before we engaged Kabani & Company to render audit services, the engagement was approved by our Directors.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

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

10.7     Employment Agreement with Liu Bo                                *

10.8     Land Use Agreement - Taohuayuan Inn                             *

10.9     Land Use Agreement - Lantian project                            *

10.10    Land Use Agreement - New Hainan Hotel and Resort                *

10.11    Tax Agreement -                                                 *

21. Subsidiaries *

31. Rule 13a-14(a) Certifications

32. Section 1350 Certifications



*Incorporated by reference to the same exhibit filed with our Registration
    Statement on Form SB-2 (SEC File # 333-121187).

         NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMIITED AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2008 AND 2007



                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm                    1

Consolidated Balance Sheets as of December 31, 2008 and 2007               2

Consolidated Statements of Income for the year ended
 December 31, 2008 and 2007                                                3

Consolidated Statements of Cash Flows for the year ended
 December 31, 2008 and 2007                                                4

Consolidated Statements of Stockholders' Equity For the
 years ended December  31,2008 and 2007                                    5

Notes to consolidated financial statements                                 6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors and Stockholders of
New Taohuayuan Culture Tourism Company Limited and subsidiary,


We have audited the accompanying consolidated balance sheets of New Taohuayuan Culture Tourism Company Limited and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Taohuayuan Culture Tourism Company Limited and subsidiary as of December 31, 2008 and 2007, and the results of their operations and cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.



/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 15, 2009

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                         AS OF DECEMBER 31,2008 AND 2007

                                                     December 31,   December 31,
                                                         2008           2007
                                                     ------------   ------------
                                     ASSETS
Current assets
 Cash and cash equivalents                           $    89,252         45,680
 Accounts receivable, net                                 39,657         34,178
 Inventories                                              77,147        127,182
 Prepaid expenses and other current assets                 2,501            385
 Due from related parties                                566,748        476,552
                                                     ------------   ------------
            Total Current Assets                         775,304        683,977

Property & equipment, net                              6,489,210      6,713,733

Construction-in- progress                             13,134,481      7,944,945

Land use right, net                                    2,566,063      2,463,522

Deposit for land use right                            17,588,860     16,452,000
                                                     ------------   ------------
Total assets                                         $40,553,918     34,258,177
                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued expenses               $   627,391        495,825
 Deferred revenue                                         60,217         52,105
 Taxes payable                                         5,461,359      4,070,480
                                                     ------------   ------------
        Total Current Liabilities                      6,148,967      4,618,410

Stockholders' equity
 Common stock, $.001 par value, 50,000,000 shares
  authorized, 18,727,327 and 18,727,327 issued
  and outstanding as of December 31,2008 and 2007         18,727         18,727
 Preferred stock, $.001 par value, 10,000,000
  shares authorized, none shares issued and
  outstanding                                                  -              -
 Additional paid in capital                           15,855,727     15,855,727
 Statutory reserve                                     2,285,706      2,018,901
 Other comprehensive income                            5,304,720      3,207,587
 Retained earnings                                    10,940,071      8,538,825
                                                     ------------   ------------
    Total stockholders' equity                        34,404,951     29,639,767
                                                     ------------   ------------
Total liabilities and stockholders' equity           $40,553,918     34,258,177
                                                     ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                For The Years Ended December 31,
                                                    2008                2007
                                                ------------        ------------
Net revenue
 Catering and hotel related services income     $ 5,090,072         $ 4,475,072
 Management fee income                            1,986,257           1,817,046
                                                ------------        ------------
       Total net revenue                          7,076,329           6,292,118

Cost of revenue                                   1,476,359           1,289,038
                                                ------------        ------------
Gross profit                                      5,599,970           5,003,080

Operating expenses
 General and administrative
  expenses                                        1,332,783           1 427,397
 Depreciation and amortization                      742,516             802,710
                                                ------------        ------------
       Total operating expenses                   2,075,299           2,230,107
                                                ------------        ------------
Income from operations                            3,524,670           2,772,973
                                                ------------        ------------
Other Income
 Interest income                                      1,183               1,187
 Other income, net                                   31,548              25,288
                                                ------------        ------------
       Total other income                            32,731              26,475

Income before income taxes                        3,557,401           2,799,448

Provision for income taxes                          889,350             909,272
                                                ------------        ------------
Net income                                        2,668,051           1,890,176

Other comprehensive item:
   Foreign currency translation gain              2,097,133           1,939,820
                                                ------------        ------------


Net comprehensive income                        $ 4,765,184         $ 3,829,996
                                                ============        ============

Earning per share:
 Basic & diluted earning per share              $      0.14         $      0.10
                                                ============        ============

Weighted average number of shares
outstanding:
   Basic & diluted weighted average number
   of shares                                     18,727,327          18,685,409
                                                ============        ============


The basic and diluted shares are the same because there are no diluted shares issued

The accompanying notes are an integral part of these consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                        2008            2007
                                                    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $ 2,668,051     $ 1,890,176
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                          742,516         802,710
 Issuance of shares for services                              -         850,000
 Bad debt expense                                        30,257          23,488
 (Increase) / decrease in current assets:
   Accounts receivables                                 (49,218)          5,387
   Inventory                                             57,763         (87,564)
   Other receivables                                     (1,423)          1,428
   Prepaid expenses and other current assets               (629)              -
   Deferred tax assets applied                                -          58,006
   Increase/(Decrease) in current liabilities:
   Accounts payable and accrued expenses                 95,549        (244,205)
   Taxes payable                                      1,089,600         258,639
   Deferred revenue                                       4,430          50,042
                                                    ------------    ------------
   Total Adjustments                                  1,968,846       1,717,929
                                                    ------------    ------------
   Net cash provided by operating activities          4,636,897       3,608,105
                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Advances to related parties                          (40,333)              -
   Payment for construction in progress              (4,556,877)     (4,206,857)
   Purchase of fixed assets                                   -         (17,194)
                                                    ------------    ------------
   Net cash used in investing activities             (4,597,210)     (4,224,050)
                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from related party                                -         504,230
   Proceeds from issuance of common stock                     -          85,000
                                                    ------------    ------------
   Net cash provided by financing activities                  -         589,230
                                                    ------------    ------------
   Effect of exchange rate changes on
   cash and cash equivalents                              3,885          26,001
                                                    ------------    ------------
   Net increase/(decrease) in cash and
   cash equivalents                                      43,572           (714)

   Cash and cash equivalents, beginning balance          45,680          46,394
                                                    ------------    ------------
   Cash and cash equivalents, ending balance        $    89,252     $    45,680
                                                    ============    ============
SUPPLEMENTAL NONCASH FINANCIAL
DISCLOSURES:

   Cash paid during the year for:
     Income tax payments                            $         -     $         -
                                                    ============    ============
     Interest payments                                        -               -
                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


                                                                        Additional     Other                              Total
                                         Common Stock        Preferred     Paid    Comprehensive  Statutory  Retained  Stockholders'
                                       Shares        Amount    Stock    in Capital     Income      Reserve   Earnings     Equity
                                     ----------------------------------------------------------------------------------------------
Balance as at December 31, 2006      17,027,328   $ 17,027   $       -  $14,922,428  $1,267,767  $1,822,088 $ 6,845,462  $24,874,772
                                     -----------  ---------  ---------- ------------ ----------- ---------- ------------ -----------

Issuance of shares for services       1,699,999      1,700           -      933,299           -           -           -      934,999

Change in foreign currency
translation gain                              -          -           -            -   1,939,820           -           -    1,939,820

Transfer to statutory reserve                 -          -           -            -           -     196,813    (196,813)           -

Net income for the year
ended December 31, 2007                       -          -           -            -           -           -   1,890,176    1,890,176
                                     -----------  ---------  ---------- ------------ ----------- ---------- ------------ -----------
Balance as at December 31, 2007      18,727,327     18,727           -   15,855,727   3,207,587   2,018,901   8,538,825   29,639,767

Change in foreign currency
translation gain                                                                      2,097,133                            2,097,133

Transfer to statutory reserve                                                                       266,805    (266,805)           -

Net income for the period
ended December 31, 2008                                                                                       2,668,051    2,668,051

                                     -----------  ---------  ---------- ------------ ----------- ---------- ------------ -----------
Balance as at December 31, 2008      18,727,327   $ 18,727   $       -  $15,855,727  $5,304,720  $2,285,706 $10,940,071  $34,404,951
                                     ===========  =========  ========== ============ =========== ========== ============ ===========

The accompanying notes are an integral part of these consolidated financial statements.

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Foreign currency transactions and comprehensive income (loss)
      -------------------------------------------------------------

      As of December 31, 2008, the accounts of Shaanxi NTHY were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

      historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

      During the year ended December 31, 2008 and 2007 the transactions of Shaanxi NTHY were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

      The Company also generates management fee income in accordance with Shaanxi New Taohuayuan Economy Trade Company Limited and its subsidiaries (related parties) based on terms stated in the agreement. These companies are controlled by a common director and stockholder of the Company. Cost

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

      of good sold related to management fee income is immaterial compared to the total expenses incurred for the Company during its fiscal year.

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

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

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

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Allowance for Doubtful Accounts
      -------------------------------

      Management reviews the composition of accounts receivable, loans and prepaid expense and analyzes historical bad debts, aging analysis, current economic trends and changes in payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $50,599 and $27,130 at December 31, 2008 and 2007 respectively.

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

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Basic and Diluted Earnings Per Share
      ------------------------------------

      Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss)

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

      per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share were $0.14 and $0.10 for the years ended December 31, 2008 and 2007 respectively.

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

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 - DEPOSIT FOR LAND USE RIGHT

     The Company has deposited amounts with the local government, for land use rights amounting $17,588,860 and $16,452,000 at December 31, 2008 and 2007,
     respectively, for the acquisition of a piece of land in PRC. The Company intends to acquire the land for the development of new project. To obtain the land use right from the Government, the Company is required to pay the demolish fee associated with the acquisition of the land use right amounting $21,986,075. As of December 31, 2008, the demolish fee was not deposited with the government, therefore, the official title of land use right has not been transferred to the Company.

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - PROPERTY AND EQUIPMENT

     As of December 31, 2008 and 2007 the property and equipment of the Company consisted of the following:

                                                 2008           2007
                                          -----------------------------
     Buildings                                7,219,985      7,970,697
     Infrastructure and Leasehold
      Improvement                             1,785,306      1,669,912
     Furniture and fixtures                   1,641,140        401,163
     Equipments                               1,979,558      1,768,132
     Automobiles                                313,672        293,399
                                          -----------------------------
                                             12,939,661     12,103,303
     Accumulated Depreciation                (6,450,451)    (5,389,570)
                                          -----------------------------
     Property and Equipment, net          $   6,489,210   $  6,713,733
                                          =============================

     The Company had depreciation expenses of $676,042, and $520,407 for the years ended December 31, 2008 and 2007 respectively.

Note 5 - LAND USE RIGHT

     According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

     As of December 31, 2008 and 2007, the intangible assets of the Company consisted of the following:

                                                           2008          2007
                                                           ----          ----

                  Land use rights                    $  3,343,090  $  3,127,009
                  Accumulated amortization               (777,027)     (663,486)

                  Land use rights, net               $  2,566,063  $  2,463,523
                                                     ------------- -------------

      The Company had amortization expenses of $66,474 and $282,303 as of December 31, 2008 and 2007 respectively. The amortization expenses for land use right for next five years after December 31, 2008 are as follows:

                2009                          $    66,474
                2010                               66,474
                2011                               66,474
                2012                               66,474
                2013                               66,474
                After                           2,233,693
                                             -------------
                Total                        $  2,566,063
                                             =============

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The Company's accounts payable and accrued expenses as of December 31, 2008 and 2007 are summarized as follows:

            -------------------------------------------------------------
                                                  2008          2007
            -------------------------------------------------------------
            Accounts payables                  $ 141,761     $ 130,828
            -------------------------------------------------------------
            Other payables                       372,014       268,302
            -------------------------------------------------------------
            Accrued payroll                       41,019        28,791
            -------------------------------------------------------------
            Accrued expenses                      72,597        67,905
            -------------------------------------------------------------
            Total accounts payables and
            accrued expenses                   $ 627,391     $ 495,825
            -------------------------------------------------------------

Note 7 - DEFERRED REVENUE

     The Company has recorded deferred revenue of $60,217 and $52,105 as of December 31, 2008 and 2007 respectively. Deferred revenue represents advances from customers for using the resort facilities within the next twelve month period.

Note 8- TAX PAYABLES

     As of December 31, 2008 and 2007, taxes payable are summarized as follows:

                                                2008            2007
                                          -------------   -------------
     Income tax payable                   $  4,432,281     $ 3,456,655
     Business tax payable                      904,104         497,146
     VAT payable                                   109          12,669
     Other taxes payable                       124,864         104,010
                                          -------------   -------------
     Tax payable                          $  5,461,359    $  4,070,480
                                          =============   =============

Note 9 - INCOME TAXES

     The Company is registered in the State of Nevada and has registered primarily in two tax jurisdictions - the PRC and the United States. For certain operations in US and China, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2008. Accordingly, the Company has no net deferred tax assets.

     The provision for income taxes from operations on income consists of the following for the years ended December 31, 2008 and 2007:

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          2008          2007
                                                       ----------    ----------
         US Current Income Tax Expense (Benefit)
         ----------------------------------------------------------------------
         Federal                                       $       -     $       -
         ----------------------------------------------------------------------
         State                                                 -             -
         ----------------------------------------------------------------------
         PRC Current Income Expense (Benefit)            889,350       909,272
         ----------------------------------------------------------------------
         Total Provision for Income Tax                $ 889,350     $ 909,272
         ----------------------------------------------------------------------

     The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Income:

            -------------------------------------------------------------
                                                  2008         2007
            -------------------------------------------------------------
            Tax expense (credit) at                34%          34%
            statutory rate - federal
            -------------------------------------------------------------
            State tax expense net of federal       6%            6%
            tax
            -------------------------------------------------------------
            Valuation allowance                   (40%)        (40%)
            -------------------------------------------------------------
            Foreign income tax - PRC               25%          33%
            -------------------------------------------------------------
            Tax expense (benefit) at actual        25%          33%
            rate
            -------------------------------------------------------------

     United States of America
     ------------------------

     As of December 31, 2008, the Company in the United States had approximately $149,040 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

     The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2008 and 2007.
                                                          2008          2007
                                                       ----------    ----------

         Net operation loss carry forward              $1,075,040    $ 926,000
         ----------------------------------------------------------------------
         Total deferred tax assets                        365,514      315,000
         ----------------------------------------------------------------------
         Less: valuation allowance                       (365,514)    (315,000)
         ----------------------------------------------------------------------
         Net deferred tax assets                       $        -    $       -
         ----------------------------------------------------------------------

     People's Republic of China (PRC)
     --------------------------------

      Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will continue until the tax exemption period expires. The applicable new EIT for the Company is

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS


      25%. The Company paid $0 of income tax payable as of December 31, 2008 and 2007.

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

     The Company did not have any significant deferred income tax in PRC as on December 31, 2008 and 2007.

Note 10 - MANAGEMENT FEE AGREEMENTS

     The Company entered into five management agreements with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group and its subsidiary on various time for a period of five years. Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group and its subsidiary are related parties. The annual management fees are fixed at approximately $1,986,269 (RMB 13,800,000). For the year ended December 31, 2008 and 2007, the Company earned $1,986,257 (RMB 13,800,000) and
     $1,817,046 (RMB 13,800,000) in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date (See Note 12 for details).

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

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The Company as of December 31, 2008 had receivable $128,460 from Shaani NTHY - Dongjing Taoyuan Co., $381,785 from the Wenhao Group, and $56,503 from Shaanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured, interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

     The Company as of December 31, 2007 had a receivables of $356,589 from the Wenhao Group and $119,963 from Dongjin Taoyuan. These advances are unsecured, interest-free and have no fixed repayment terms. The Company has classified these advances as receivables from related parties under current assets.

     As of December 31, 2008 and 2007, there were no related parties' payables.

Note 12 -- COMMITMENTS

     Following are some of the significant commitments as of December 31, 2008 and 2007:

1. Management Agreements with Shaanxi New Taohuayuan Tourism & Trading Co. Ltd. - Dongjin Taoyuan Branch and Shaanxi Wenhao Taoyuan Nanlu Branch

     On January 15, 2004 the Company signed two five-year agreements with Shannxi New Taohuayuan Tourism & Trading Co. Ltd - Dongjin Taoyuan Branch and Xi'an Taoyuan Nanlu Branch to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,500,000 from each of the restaurant respectively as basic annual management fees, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements will expire on Jan 14, 2009. For the years ended December 31, 2008, the management fees earned amounting to $503,764 and $503,764 respectively based upon the agreements.

2. Management Agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

     On January 10, 2006 the Company signed three five-year agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch respectively to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,600,000, RMB 1,800,000 and RMB 1,400,000 from each of these restaurants respectively as basic annual management compensation, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements will expire on Jan 09, 2010. For the year ended December 31, 2008, the management fees earned amounting $518,157, $259,079 and $201,506 respectively based upon the agreements.

3. Lantian Xintianyou Garden Decoration Project agreements with Shaanxi Traditional Decoration Co., Ltd.

     On Mar. 15, 2006, the Company signed a decoration agreement with Shannxi Traditional Decoration Co. Ltd for Shannxi Lantian Xintianyou Garden Decoration Project. The Company hired the Shannxi Traditional Decoration Co. Ltd., to do decoration work on its property with the commitment to pay RMB 80,000,000 as total compensation. The Company will pay 30% of the amount at the beginning of the construction, 30% will be paid on 50% completion and 40% after the project is completed. The Company is also responsible for appointing the third party as supervisor to monitor the project and to protect the surrounding environment. The project started on April 1st, 2006 and expected to be finished in 2008. The project was delayed because of public facilities construction. As of December 31, 2008, the Company has paid $3,495,786 to the said contractor included in construction in progress.

4. Lantian Xintianyou Garden Green Project Agreement with Shannxi Qinghua Green Project Co.,Ltd.

     On May 15, 2007, the Company signed an agreement with Shannxi Qinghua Green Co. Ltd for the afforesting project of Lantian Xintianyou Garden Green. The Company hired Shannxi Oinghua Green Project Co. Ltd., to perform afforesting work on the garden with the commitment to pay RMB 50,000,000 as total compensation. The Company will pay 30% of the amount at the inception of the construction, 35% will be paid on 50% completion and 30% after the project completes. The final 5% will be held as project quality insurance deposit. After the project completed, Shannxi Qinghua Green Co.,Ltd will be responsible for the maintenance of the garden and the Company will pay RMB 1,250,000 as annual compensation for services. The project started on Oct. 6, 2007 and expected to be finished at the end of 2008. The project was delayed because of public facilities construction. As of December 31, 2008, the Company has paid $8,026,383 to the said contractor included in construction in progress.

5.   Lantian Xintianyou Garden Project

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company entered an agreement with Lantian County, Xian City, Shaanxi Province to offer a new project's development - Lantian Xingtianyou Project in 2003. The Company acquired a land (4512 Mu) in Lantian County and committed to finish the project in one year. The project has been started since 2004. However, the Company paid amount of $17,588,860 as land cost in 2006 but the title is not yet transferred to the Company without paying the demolition fee associated with the project (See Note 3 for details).

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

     In accordance with the Chinese Company Law, the company reserved $266,805 and $196,813 statutory fund as of December 31, 2008 and 2007 respectively.

      According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is no more required to reserve the "Statutory common welfare fund". Accordingly, the Company did not reserve the common welfare fund as of December 31, 2008.

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

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - STOCKHOLDERS' EQUITY

     In January 2007, the Company entered into an agreement with outside third party to provide consulting services. As part of agreement the Company agreed to issue 1,699,999 shares of common stock at discount at $0.05 per share or $85,000 for cash. The consulting company will provide consulting service to the Company during the six month periods starting January 2007. The fair market value of the common stocks of the company was $0.55 on the agreement date. Accordingly the Company booked $85,000 as compensation expense after accounting for the shares issued at discount price of $0.05 for the said stock issuance as of December 31, 2007.

     Since the consulting company did not provide the services to the Company's satisfaction, on February 28, 2008 the Company's directors adopted a resolution authorizing the repurchase of these shares at a price of $0.05 per share. As of December 31, 2008, the consulting company has not sold any of these shares to the Company.

Note 16 - OTHER COMPREHENSIVE INCOME

     Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, as of December 31, 2008 and 2007 are as follows:

                                      Foreign Currency
                                   Translation Adjustment
                                  -------------------------

     Balance ad December 31, 2006           $    1,267,767

     Change in 2007                              1,939,820

     Balance at December 31, 2007                3,207,587

     Change in 2008                              2,097,133
                                  -------------------------
     Balance at December 31, 2008           $    5,304,720
                                  =========================

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

       NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:

                                                For The Years ended December 31
                                                     2008             2007
        Revenues:
                  Resort income from
                  unaffiliated customers          $  5,090,072     $  4,475,072
                  Management fee income from
                  affiliated customers               1,986,257        1,817,046
                                                ---------------  ---------------
                             Consolidated         $  7,076,329     $  6,292,118
                                                ===============  ===============
        Operating income (loss)
                  Resort income                   $  2,573,897     $  1,881,607
                  Management fee income              1,986,257        1,817,046
                  Corporation (1)                   (1,035,484)        (925,680)
                                                ---------------  ---------------

                             Consolidated         $  3,524,670     $  2,772,973
                                                ===============  ===============

        Net income (loss) before taxes
                  Resort income                      2,606,628     $  1,908,082
                  Management fee income              1,986,257        1,817,046
                  Corporation (1)                   (1,035,484)        (925,680)
                                                ---------------  ---------------
                             Consolidated         $  3,557,401     $  2,799,448
                                                ===============  ===============

        Identifiable assets:
                  Resort income                   $ 27,419,437     $  9,861,231
                  Management fee income                      -                -
                  Corporation (1)                   13,134,481       24,396,945
                                                ---------------  ---------------
                             Consolidated         $ 40,553,918     $ 34,258,176
                                                ===============  ===============

        Depreciation and amortization:
                  Resort income                   $    742,516     $    802,710
                                                ===============  ===============
        Capital expenditures:
                  Resort income                   $     40,333     $     17,194
                  Management fee income                      -                -
                  Corporation (1)                    4,556,877        4,206,857
                                                ---------------  ---------------
                             Consolidated         $  4,597,210     $  4,224,050
                                                ===============  ===============

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses and capital expenditure for new project.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 2009.


                               NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


                               By: /s/ Cai Danmei
                                   -----------------------------------------
                                   Cai Danmei, Principal Executive and Financial Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date



 /s/ Chen Jingmin              Director            March 26, 2009
----------------------
Chen Jingmin

 /s/ Liu Bo                    Director            March 26, 2009
----------------------
Liu Bo

 /s/ Cai Danmei                Director            March 26, 2009
----------------------
Cai Danmei

 /s/ Hu Yangxiong              Director            March 26, 2009
----------------------
Hu Yangxiong

 /s/ Yang Erping               Director            March 26, 2009
----------------------
Yang Erping

 /s/ Zhao Jianwen              Director            March 26, 2009
----------------------
Zhao Jianwen

 /s/ Wang Chang Zhu            Director            March 26, 2009
----------------------
Wang Chang Zhu

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


                                    FORM 10-K

                                    EXHIBITS