Form 10-Q
period 2009-03-31
New Taohuayuan Culture Tourism Co., Ltd.
filed 2009-05-15
CIK 1311185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the transition period from _____ to _______

                          Commission File Number: None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      Nevada                          Applied For
         -------------------------------          -------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                                1# Dongfeng Road
                   Xi'an Weiyang Tourism Development District
                                  Xi'an, China
                  -------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number including area code: 0086-29-86671555

                                       N/A
     ----------------------------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [  ]       Accelerated filer [  ]
Non-accelerated filer [  ]          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).     Yes [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,727,327 shares outstanding as of May 12, 2009.

         NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMIITED AND SUBSIDIARY


                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2009



                                TABLE OF CONTENTS


Unaudited consolidated Balance Sheets as of March 31, 2009
 and December 31,2008                                                       1

Unaudited consolidated Statements of Operations for the
 three month periods ended March 31, 2009 and 2008                          2

Unaudited consolidated Statements of Cash Flows for the
 three month periods ended March 31, 2009 and 2008                          3

Notes to consolidated financial statements                               4-16

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
                                   (UNAUDITED)

                                              March 31, 2009   December 31, 2008
                                              --------------   -----------------
                             ASSETS
Current assets
   Cash and cash equivalents                  $      55,665    $      89,252
   Accounts receivable, net                          24,646           39,657
   Inventories                                       82,800           77,147
   Prepaid expenses and other current assets          4,310            2,501
   Due from related parties                         574,128          566,748
                                              --------------   --------------
           Total Current Assets                     741,550          775,305

Property & equipment, net                         6,292,108        6,489,210

Construction-in- progress                        14,223,297       13,134,481

Land use right, net                               2,544,535        2,566,063

Deposit for land use right                       17,529,508       17,588,860
                                              --------------   --------------
Total assets                                  $  41,330,997    $  40,553,918
                                              ==============   ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses      $     794,627    $     627,391
   Deferred revenue                                 131,861           60,217
   Taxes payable                                  5,643,093        5,461,359
                                              --------------   --------------
   Total Current Liabilities                      6,569,581        6,148,967

Stockholders' equity
   Common stock, $.001 par value,
    50,000,000 shares authorized,
    18,727,327 issued and outstanding
    as of March 31, 2009 and December 31,2008        18,727           18,727
   Preferred stock, $.001 par value,
    10,000,000 shares authorized, none
    issued and outstanding                                -               -
   Additional paid in capital                    15,855,727      15,855,727
   Statutory reserve                              2,332,955       2,285,706
   Other comprehensive income                     5,141,442       5,304,720
   Retained earnings                             11,412,564      10,940,071
                                              --------------   --------------
   Total stockholders' equity                    34,761,416      34,404,951
                                              --------------   --------------
Total liabilities and stockholders' equity    $  41,330,997    $ 40,553,918
                                              ==============   ==============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

                                                       2009            2008
                                                  --------------  --------------
Net revenue
 Catering and hotel related services income       $   1,135,224   $   1,026,648
 Management fee income                                  503,900         482,207
                                                  --------------  --------------
       Total net revenue                              1,639,125       1,508,855

Cost of revenue                                         340,094         319,166
                                                  --------------  --------------
Gross profit                                          1,299,030       1,189,689

Operating expenses
   General and administrative expenses                  484,266         304,366
   Depreciation and amortization                        188,046         162,474
                                                  --------------  --------------
       Total operating expenses                         672,312         466,840
                                                  --------------  --------------
Income from operations                                  626,719         722,849
                                                  --------------  --------------
Other Income
  Interest income                                             -             447
  Other income, net                                       3,272           4,530
                                                  --------------  --------------
       Total other income                                 3,272           4,977
                                                  --------------  --------------

Income before income taxes                              629,991         727,826

Provision for income taxes                              157,498         183,832
                                                  --------------  --------------
Net income                                              472,493         543,994

Other comprehensive item:
   Foreign currency translation gain                   (163,278)      1,244,244
                                                  --------------  --------------

Net comprehensive income                          $     309,215   $   1,788,238
                                                  ==============  ==============

Earning per share:
  Basic & diluted earning per share               $        0.03   $        0.03
                                                  ==============  ==============
Weighted average number of shares
outstanding:
   Basic & diluted weighted average
   number of shares                                  18,727,327      18,727,327
                                                  ==============  ==============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

                                                       2009            2008
                                                  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $     472,493   $     543,994
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                         188,046         162,474
  Bad debt expense                                       33,639               -
  (Increase) / decrease in current assets:
   Accounts receivables                                 (18,764)         13,249
   Inventory                                             (5,913)         47,763
   Other receivables                                       (460)           (449)
   Prepaid expenses and other current assets              (1358)              -
   Increase/(decrease) in current liabilities:
    Accounts payable and accrued expenses               169,329          45,828
    Taxes payable                                       200,134         220,454
    Deferred revenue                                     71,836         (40,499)
                                                  --------------  --------------
   Total Adjustments                                    636,489         448,821
                                                  --------------  --------------
   Net cash provided by operating activities          1,108,982         992,815
                                                  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for construction in progress              (1,132,973)     (1,020,321)
                                                  --------------  --------------
   Net cash used in investing activities             (1,132,973)     (1,020,321)
                                                  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances to related parties                           (9,291)          7,065
                                                  --------------  --------------
   Net cash provided by (used in) financing
    activities                                           (9,291)          7,065
                                                  --------------  --------------
   Effect of exchange rate changes on cash and
    cash equivalents                                       (306)          1,457

   Net increase/(decrease) in cash and cash
    equivalents                                         (33,587)        (18,984)

   Cash and cash equivalents, beginning
    balance                                              89,252          45,680
                                                  --------------  --------------
   Cash and cash equivalents, ending balance      $      55,665   $      26,696
                                                  ==============  ==============
SUPPLEMENTAL NONCASH FINANCIAL DISCLOSURES:

     Cash paid during the year for: $
     Income tax payments                          $           -   $           -
                                                  ==============  ==============
     Interest payments                            $           -   $           -
                                                  ==============  ==============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
                                   (UNAUDITED)


                                                                Additional       Other                                    Total
                                          Common Stock             Paid      Comprehensive   Statutory     Retained   Stockholders'
                                     Shares          Amount     in Capital       Income       Reserve      Earnings       Equity
                                     ------          ------     ----------   -------------   ---------     --------   -------------

Balance as at
 December 31, 2007               18,727,327          18,727     15,855,727     3,207,587     2,018,901     8,538,825    29,639,767
                               -------------   -------------  ------------- ------------- ------------- ------------- -------------

Change in foreign currency
 translation gain                                                              2,097,133                                 2,097,133

Transfer to statutory
 reserve                                                                                       266,805      (266,805)            -

Net income for the
period ended
December 31, 2008                                                                                          2,668,051     2,668,051
                               -------------   -------------  ------------- ------------- ------------- ------------- -------------
Balance as at
 December 31, 2008               18,727,327    $     18,727   $ 15,855,727  $  5,304,720  $  2,285,706  $ 10,940,071  $ 34,404,951
                               =============   =============  ============= ============= ============= ============= =============

Change in foreign currency
 translation gain                                                               (163,278)                                 (163,278)

Transfer to statutory reserve                                                                   47,249                      47,249

Net income for the period
 ended March 31, 2009                                                                                        472,493       472,493
                               -------------   -------------  ------------- ------------- ------------- ------------- -------------
Balance as at March 31, 2009     18,727,327    $     18,727   $ 15,855,727  $  5,141,442  $  2,332,955  $ 11,412,564  $ 34,761,415
                               =============   =============  ============= ============= ============= ============= =============


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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unaudited Interim Financial Information
     ---------------------------------------

     The accompanying unaudited consolidated financial statements have been prepared by New Taohuayuan Tourism Company Limited pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB as of December 31, 2009.. The results of the three month periods ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

  Foreign currency transactions and comprehensive income (loss)
  -------------------------------------------------------------

  As of March 31, 2009, the accounts of Shaanxi NTHY were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

  During the three month ended March 31, 2009 and 2008 the transactions of Shaanxi NTHY were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

  Allowance for Doubtful Accounts
  -------------------------------

  Management reviews the composition of accounts receivable, loans and prepaid expense and analyzes historical bad debts, aging analysis, current economic trends and changes in payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $93,405 and $28,258 at March 31, 2009 and 2008 respectively.

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

  Basic and Diluted Earnings Per Share
  ------------------------------------

  Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share were $0.03 and $0.03 for the three month periods ended March 31, 2009 and 2008 respectively.

  Recent Accounting Pronouncements
  --------------------------------

  In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning January 1, 2009. Management does not believe this pronouncement will have a material effect on the Company's financial statements.

  In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning January 1, 2009. The Company will be required to expense costs related to any acquisitions after December 31, 2008. Management does not believe this pronouncement will have a material effect on the Company's financial statements.

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

  Note 3 - DEPOSIT FOR LAND USE RIGHT
           --------------------------

  The company has deposited amounts with the local government, for land use rights amounting $17,529,508 and $17,588,860 (RMB 120,000,000) at March 31,
  2009 and December 31, 2008, respectively, for the acquisition of a piece of land in PRC. The Company intends to acquire the land for the development of new project. To obtain the land use right from the Government, the Company is required to pay the demolish fee associated with the acquisition of the land use right amounting $21,911,885 (RMB 150,000,000). As of March 31, 2009, the
  demolish fee was not deposited with the government, therefore, the official title of land use right has not been transferred to the Company.

  Note 4 - PROPERTY AND EQUIPMENT
           ----------------------

  As of March 31, 2009 and December 31, 2008, the property and equipment of the Company consisted of the following:

                                               3/31/2009    12/31/2008
                                               ---------    -----------
Buildings                                      7,195,622     7,219,985
Infrastructure and Leasehold Improvement       1,779,281     1,785,306
Furniture and fixtures                         1,635,602     1,641,140
Equipments                                     1,972,878     1,979,558
Automobiles                                      312,613       313,672
                                              -----------   -----------
                                              12,895,997    12,939,661
Accumulated Depreciation                      (6,603,889)   (6,450,451)
                                              -----------   -----------
Property and Equipment, net                   $6,292,108    $6,489,210
                                              ===========   ===========

  The Company had depreciation expenses of $175,179 and $147,101 for the three month ended March 31, 2009 and 2008 respectively.

  Note 5 - LAND USE RIGHT
           --------------

  According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

  As of March 31, 2009 and December 31, 2008, the intangible assets of the Company consisted of the following:

                                                3-31-2009   12-31-2008

          Land use rights                       3,331,809   $3,343,090
          Accumulated amortization               (787,274)    (777,027)
                                                ----------   ----------

                    Land use rights, net        2,544,535   $2,566,063
                                                ---------   ----------

  The Company had amortization expenses of $12,867 and $15,373 as of March 31, 2009 and 2008. The amortization expenses for land use right for next five years after March 31, 2009 are as follows:

                2010                         $   51,468
                2011                             51,468
                2012                             51,468
                2013                             51,468
                2014                             51,468
                After                         2,287,195
                                              ----------
    Total                                    $2,544,535
                                             ===========

  Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
           -------------------------------------

  The Company's accounts payable and accrued expenses as of March 31, 2009 and December 31, 2008 are summarized as follows:

         ---------------------------------------------------------------
                                                3-31-2009     12-31-08
         ---------------------------------------------------------------
           Accounts payables                    $ 247,811    $ 141,761
         ---------------------------------------------------------------
           Other payables                          433,583      372,014
         ---------------------------------------------------------------
           Accrued payroll                          40,880       41,019
         ---------------------------------------------------------------
           Accrued expenses                         72,353       72,597
         ---------------------------------------------------------------
           Total accounts payables and
           accrued expenses                      $ 794,627    $ 627,391
         ---------------------------------------------------------------

  Note 7 - DEFERRED REVENUE
           ----------------

  The company has recorded deferred revenue of $131,861 and $60,217 as of March 31, 2009 and December 31, 2008. Deferred revenue represents advances from customers for using the resort facilities within the next twelve month period.

  Note 8- TAX PAYABLES
          ------------

  As of March 31, 2009 and December 31, 2008, tax payables are summarized as follows:

                                        3/31/2009      12/31/2008
                                     -------------  --------------
Income tax payable                    $ 4,574,823     $ 4,432,281
Business tax payable                      942,616         904,104
VAT payable                                    76             109
Other taxes payable                       125,578         124,865
                                     -------------  --------------
Tax payable                           $ 5,643,093     $ 5,461,359
                                     =============  ==============

  Note 9 - INCOME TAXES
           ------------

  The Company is registered in the State of Nevada and has registered primarily in two tax jurisdictions - the PRC and the United States. For certain operations in US and China, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2009. Accordingly, the Company has no net deferred tax assets.

  The provision for income taxes from operations on income consists of the following for the year three month periods ended March 31, 2009 and 2008:

         US Current Income Tax       3-31-2009      3-31-2008
         Expense (Benefit)
         -----------------------------------------------------
           Federal                   $      -       $      -
         -----------------------------------------------------
           State                            -              -
         -----------------------------------------------------
                                            -              -
         -----------------------------------------------------
           PRC Current Income
           Expense (Benefit)          157,498        183,832
         -----------------------------------------------------
           Total Provision for       $157,498       $183,832
           Income Tax
         -----------------------------------------------------

  The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
  Operations:

            -------------------------------------------------------------
                                                 3-31-2009    3-31-2008
            -------------------------------------------------------------
              Tax expense (credit) at               34%          34%
              statutory rate - federal
            -------------------------------------------------------------
              State tax expense net of              6%            6%
              federal tax
            -------------------------------------------------------------
              Valuation allowance                  (40%)        (40%)
            -------------------------------------------------------------
              Foreign income tax - PRC              25%          25%
            -------------------------------------------------------------
              Tax expense (benefit) at              25%          25%
              actual rate
            -------------------------------------------------------------

  United States of America
  ------------------------

  As of March 31, 2009, the Company in the United States had approximately $84,495 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at March 31, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

  The following table sets forth the significant components of the net deferred tax assets for operation in the US as of March 31, 2009 and December 31, 2008.

               ---------------------------------------------------------
                                               3-31-2009      12-31-2008
               ---------------------------------------------------------
                 Net operation loss carry
                 forward                      $1,159,535      $ 933,500
               ---------------------------------------------------------
                 Total deferred tax assets       394,242        317,500
               ---------------------------------------------------------
                 Less: valuation allowance      (394,242)      (317,500)
               ---------------------------------------------------------
                 Net deferred tax assets      $        -      $       -
               ---------------------------------------------------------

  People's Republic of China (PRC)
  --------------------------------

  Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will continue until the tax exemption period expires. The applicable new EIT for the Company is 25%. The Company paid $0 of income tax payable as of March 31, 2009 and 2008.

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

       The Company did not have any significant deferred income tax in PRC as of March 31, 2009 and December 31, 2008.

  Note 10 - MANAGEMENT FEE AGREEMENTS
            -------------------------

  The Company entered into five management agreements with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group and its subsidiary on various time for a period of five years. Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group and its subsidiary are related parties. The annual management fees are fixed at approximately $2,015,602 (RMB13,800,000). For the three-month periods ended March 31, 2009 and 2008, the Company earned $503,900 and $482,207 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date (See Note 12 for details).

  Note 11 -RELATED PARTIES TRANSACTIONS
           ----------------------------

  The Company has identified the following related parties:

  Chen Jingmin - a  director and stockholder of the Company.
  Dongjin Taoyuan - a stockholder of the Company in which Chen Jingmin has control and a beneficial interest.

  Shaanxi New Taohuayuan Economy Trade Company Limited - the principal stockholder of the Company in which ChenJingmin has control and a beneficial interest.

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

  The Company as of March 31, 2009 had receivable $174,432 from Shaani NTHY - Dongjing Taoyuan Co., $380,647 from the Wenhao Group, $19,048 from Shaanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured, interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

       The Company as of December 31, 2008 had receivable $128,460 from Shaani NTHY - Dongjing Taoyuan Co., $381,785 from the Wenhao Group, and $56,503 from Shaanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured, interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

  As of March 31, 2009 and December 31, 2008, there were no related parties' payables.

  Note 12 -COMMITMENTS
           -----------

  Following are some of the significant commitments as of March 31, 2009 and 2008:

1. Management  Agreements with Shaanxi New Taohuayuan Tourism & Trading Co. Ltd.
- Dongjin Taoyuan Branch and Shaanxi Wenhao Taoyuan Nanlu Branch

  On January 15, 2004 the Company signed two five-year agreements with Shannxi New Taohuayuan Tourism & Trading Co. Ltd - Dongjin Taoyuan Branch and Xi'an Taoyuan Nanlu Branch to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,500,000 from each of the restaurant respectively as basic annual management fees, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements expired on Jan 14, 2009. The Company extended the agreements for 5 years and the new agreements will expire on January 9, 2014. For the three-month period ended March 31, 2009, the management fees earned amounted to $127,801 and $127,801 respectively based upon the agreements.

2. Management Agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch

  On January 10, 2006 the Company signed three five-year agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch respectively to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,600,000, RMB 1,800,000 and RMB 1,400,000 from each of these restaurants respectively as basic annual management compensation, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements will expire on January 9, 2010. For the three-month period ended March 31, 2009, the management fees earned amounting $131,452, $65,726 and $51,120 respectively based upon the agreements.

  3. Lantian Xintianyou Garden Decoration Project agreements with Shaanxi Traditional Decoration Co., Ltd.

  On Mar. 15, 2006, the company signed a decoration agreement with Shannxi Traditional Decoration Co. Ltd for Shannxi Lantian Xintianyou Garden Decoration Project. The company hired the Shannxi Traditional Decoration Co. Ltd., to do decoration work on its property with the commitment to pay RMB 80,000,000 as total compensation. The company will pay 30% of the amount at the beginning of the construction, 30% will be paid on 50% completion and 40% after the project is completed. The company is also responsible for appointing the third party as supervisor to monitor the project and to protect the surrounding environment. The project started on April 1st, 2006 and will be finished in 2008. The project was delayed because of public facility construction. As of March 31, 2009, the Company has paid $3,483,990 to the said contractor included in construction in progress.

  4. Lantian Xintianyou Garden Green Project Agreement with Shannxi Qinghua Green Project Co.,Ltd.

  On May 15, 2007, the company signed an agreement with Shannxi Qinghua Green Co. Ltd for the afforesting project of Lantian Xintianyou Garden Green. The company hired Shannxi Oinghua Green Project Co. Ltd., to perform afforesting work on the garden with the commitment to pay RMB 50,000,000 as total compensation. The company will pay 30% of the amount at the inception of the construction, 35% will be paid on 50% completion and 30% after the project completes. The final 5% will be held as project quality insurance deposit. After the project completed, Shannxi Qinghua Green Co.,Ltd will be responsible for the maintenance of the garden and the company will pay RMB 1,250,000 as annual compensation for services. The project started on Oct. 6, 2007 and will be finished at the end of 2008. The project was delayed because of public facility construction. As of March 31, 2009, the Company has paid $9,132,435 to the said contractor included in construction in progress.

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

  Note 13- STATUTORY RESERVE AND STATUTORY COMMON WELFARE FUND
           ---------------------------------------------------

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

  In accordance with the Chinese Company Law, the Company reserved $47,249 and $56,345 in its statutory fund for the three-month periods ending
  March 31, 2009 and 2008 respectively.

  According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is no more required to reserve the "Statutory common welfare fund". Accordingly, the Company did not reserve the common welfare fund as of March 31, 2009.

  Note 14 - RETIREMENT PLAN
            ---------------

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

  Note 15 - STOCKHOLDERS' EQUITY
            --------------------

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

  Since the consulting company did not provide the services to the company's satisfaction, on February 28, 2008, the Company's directors adopted a resolution authorizing the repurchase of these shares at a price of $0.05 per share. As of March 31, 2009, the consulting company has not sold any of these shares to the Company,

  Note 16 - OTHER COMPREHENSIVE INCOME
            --------------------------

  Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, as of March 31, 2009 and December 31, 2008 are as follows:

                                      Foreign Currency
                                   Translation Adjustment
                                   ----------------------

Balance at December 31, 2008              $ 5,304,720
Change in 2009                               (163,278)
                                       ---------------
Balance at March 31, 2009                 $ 5,141,442
                                       ===============

  Note 17- SEGMENT REPORTING
           -----------------

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

  The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:

                                                    For the three month periods
                                                           ended March 31
                                                      2009              2008
Revenues
 Resort income from unaffiliated customers       $  1,135,224      $  1,026,648
 Management fee income from affiliated
  customers                                           503,900           482,207
                                                 -------------     -------------
            Consolidated                         $  1,639,125      $  1,508,855
                                                 =============     =============
Operating income (loss)
 Resort income                                   $    207,313      $    248,142
 Management fee income                                503,900           482,207
 Corporation (1)                                      (84,495)           (7,500)
                                                 -------------     -------------
            Consolidated                         $    626,719          (727,826)
                                                 =============     =============
Net income (loss)
 Resort income                                   $    179,063      $    165,989
 Management fee income                                377,925           378,005
 Corporation (1)                                      (84,495)               --
                                                 -------------     -------------
            Consolidated                         $    472,493      $    543,994
                                                 =============     =============

Identifiable assets:
 Resort income                                   $ 27,107,701      $ 10,015,242
 Management fee income                                      -                 -
 Corporation (1)                                   14,223,297        26,453,700
                                                 -------------     -------------
            Consolidated                         $ 41,330,997      $ 36,468,942
                                                 =============     =============
Depreciation and amortization:
 Resort income                                   $    188,046      $    162,474
                                                 =============     =============
Capital expenditures:
 Resort income                                   $          -      $          -
 Management fee income                                      -                 -
 Corporation (1)                                    1,132,973         1,020,321
                                                 -------------     -------------
            Consolidated                         $  1,132,973      $  1,020,321
                                                 =============     =============

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses and capital expenditure for new project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

      Our business is not seasonal in nature.

Results of Operations

Three Months Ended March 31, 2009

      Material changes of certain items in our Statement of Operations for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, are discussed below:

                         Increase (I)
Item                   or Decrease (D) Reason

Operating Revenue           I          Increase in customers due to improvements
                                       made to our facilities and services.

Operating Expenses          I          Increase in employees and salaries.

Liquidity and Capital Resources

      Our material sources and (uses) of cash during the three months ended March 31, 2009 were:

           Cash provided by operations                            $1,108,982
           Payment for land use rights, building improvements,
             and purchase of equipment                            (1,132,973)
           Loans to related parties                                   (9,291)
           Changes to foreign currency exchange rate                     306
           Cash on hand at January 1, 2009                            33,587

      Our material sources and (uses) of cash during the three months ended March 31, 2008 were:

           Cash provided by operations                            $  448,821
           Payment for land use rights, building improvements,
               and purchase of equipment                          (1,020,321)
           Loans from related parties                                  7,065
           Changes to foreign currency exchange rate                   1,457
           Cash on hand at January 1, 2008                            18,984

      As discussed in our annual report on Form 10-K for the year ended December 31, 2008, we intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. As of April 30, 2009 we had not started actual construction work on these projects.

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of April 30, 2009 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the projects may take additional time or we may be unable to develop the projects. At present, we do not have any lines of credit or other bank financing arrangements.

      We do not know of any trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity other than our need to pay the taxes and surcharges which we have accrued as liabilities on our March 31, 2009 balance sheet.

Restrictions on currency exchange
---------------------------------

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

Item 4.  Controls and Procedures.

      (a) NTHY maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by NTHY in the reports that it files or submits under the 1934 Act, is accumulated and communicated to NTHY's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2009, NTHY's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of NTHY's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that NTHY's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in NTHY's internal control over financial reporting during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II
Item 6.  Exhibits

Exhibits

  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.

May 14, 2009                         By: /s/ Cai Danmei
                                         ------------------------------------
                                         Cai Danmei, Principal Executive,
                                         Financial and Accounting Officer