Form 10-Q
period 2009-06-30
New Taohuayuan Culture Tourism Co., Ltd.
filed 2009-08-14
CIK 1311185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the transition period from _____ to _______

                          Commission File Number: None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.
                 ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      Nevada                          Applied For
          ------------------------------          -------------------
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

Larger accelerated filer [  ]             Accelerated filer [  ]
Non-accelerated filer [  ]                Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).      Yes [  ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,727,327 shares outstanding as of August 10, 2009.

         NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMIITED AND SUBSIDIARY


                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2009



                                TABLE OF CONTENTS


Unaudited consolidated Balance Sheets as of June 30, 2009
and December 31,2008                                                         1

Unaudited consolidated Statements of Operations for the three
and six month periods ended June 30, 2009 and 2008                           2

Unaudited consolidated Statements of Cash Flows for the six
month periods ended June 30, 2009 and 2008                                   3

Notes to consolidated financial statements                                4-16

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
                                   (UNAUDITED)


                                             June 30, 2009     December 31, 2008
                                             -------------     -----------------

                                     ASSETS
Current assets
   Cash and cash equivalents                 $     15,562        $     89,252
   Accounts receivable, net                         4,573              39,657
   Inventories                                     78,477              77,147
   Prepaid expenses and other current assets        2,619               2,501
   Due from related parties                       556,649             566,748
                                             -------------       -------------
      Total Current Assets                        657,879             775,305

Property & equipment, net                       6,124,122           6,489,210

Construction-in- progress                      15,253,477          13,134,481

Land use right, net                             2,528,764           2,566,063

Deposit for land use right                     17,531,557          17,588,860
                                             -------------       -------------
Total assets                                 $ 42,095,799        $ 40,553,918
                                             =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses     $    747,798        $    627,391
   Deferred revenue                               115,286              60,217
   Taxes payable                                5,884,515           5,461,359
                                             -------------       -------------
   Total Current Liabilities                    6,747,599           6,148,967

Stockholders' equity
   Common stock, $.001 par value, 50,000,000
     shares authorized, 18,727,327 issued
     and outstanding as of June 30, 2009 and
     December 31, 2008                             18,727              18,727
   Preferred stock, $.001 par value, 10,000,000
     shares authorized, none issued and
     outstanding                                        -                   -
   Additional paid in capital                  15,855,727          15,855,727
   Statutory reserve                            2,391,264           2,285,706
   Other comprehensive income                   5,192,389           5,304,720
   Retained earnings                           11,890,093          10,940,071
                                             -------------       -------------
   Total stockholders' equity                  35,348,200          34,404,951
                                             -------------       -------------
Total liabilities and stockholders' equity   $ 42,095,799        $ 40,553,918
                                             =============       =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)


                                         Three month periods           Six month periods
                                            ended June 30,               ended June 30,
                                         -------------------          -------------------
                                         2009           2008          2009           2008
                                         -------------------          -------------------
Net revenue
 Catering and hotel related
  services income                    $ 1,179,342    $ 1,171,976    $ 2,314,567    $ 2,198,624
 Management fee income                   504,395        496,489      1,008,296        978,696
                                     ------------   ------------   ------------   ------------
       Total net revenue               1,683,738      1,668,465      3,322,862      3,177,320

Cost of revenue                          532,827        527,470        872,921        768,159
                                     ------------   ------------   ------------   ------------
Gross profit                           1,150,911      1,140,995      2,449,942      2,409,161

Operating expenses
 General and administrative expenses     349,199        320,242        833,465        624,608
 Depreciation and amortization            27,972         45,997        216,018        129,994
                                     ------------   ------------   ------------   ------------
       Total operating expenses          377,170        366,239      1,049,482        754,602
                                     ------------   ------------   ------------   ------------
Income from operations                   773,740        774,756      1,400,459      1,654,559
                                     ------------   ------------   ------------   ------------
Other Income
 Interest income                             239            315            239            762
 Other income, net                         3,470          3,763          6,742          8,293
                                     ------------   ------------   ------------   ------------
       Total other income                  3,709          4,078          6,981          9,055
                                     ------------   ------------   ------------   ------------
Income before income taxes               777,449        778,834      1,407,440      1,663,614

Provision for income taxes               194,362        207,634        351,860        391,466
                                     ------------   ------------   ------------   ------------
Net income                               583,087        571,200      1,055,580      1,272,148

Other comprehensive item:
 Foreign currency translation
   gain(loss)                             50,947        692,615       (112,331)     1,936,859
                                     ------------   ------------   ------------   ------------
Net comprehensive income             $   634,034    $ 1,263,815    $   943,249    $ 3,209,007
                                     ============   ============   ============   ============
Earning per share:
 Basic & diluted earning per share   $      0.03    $      0.03    $      0.06    $      0.07
                                     ============   ============   ============   ============
Weighted average number of shares
outstanding:
 Basic & diluted weighted average
    number of shares                  18,727,327     18,727,327     18,727,327     18,727,327
                                     ============   ============   ============   ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)

                                                        2009           2008
                                                    ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $ 1,055,580   $ 1,193,671
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                          372,971       286,948
 Bad debt expense                                       104,992             -
 (Increase) / decrease in current assets:
   Accounts receivables                                 (23,348)        3,764
   Inventory                                             (1,582)       49,194
   Other receivables                                       (857)            -
   Prepaid expenses and other current assets                731        (1,132)
   Increase/(decrease) in current liabilities:
   Accounts payable and accrued expenses                122,479       (47,105)
   Taxes payable                                        441,050       489,975
   Deferred revenue                                      55,278       (42,464)
                                                    ------------  ------------

     Net cash provided by operating activities        2,127,293     1,932,850
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Payment for construction in progress                (2,162,283)   (1,921,932)
 Advances to related parties                            (38,427)      (23,007)
                                                    ------------  ------------
 Net cash used in investing activities               (2,200,710)   (1,944,939)
                                                    ------------  ------------
 Effect of exchange rate changes on
  cash and cash equivalents                                (274)        2,587
                                                    ------------  ------------
 Net decrease in cash and cash equivalents              (73,690)       (9,501)

 Cash and cash equivalents, beginning balance            89,252        45,680
                                                    ------------  ------------
 Cash and cash equivalents, ending balance          $    15,562   $    36,179
                                                    ============  ============
SUPPLEMENTAL NONCASH FINANCIAL DISCLOSURES:

 Cash paid during the year for:
   Income tax payments                              $         -   $         -
                                                    ============  ============
   Interest payments                                $         -   $         -
                                                    ============  ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Interim Financial Information

  The accompanying unaudited consolidated financial statements have been prepared by New Taohuayuan Tourism Company Limited pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB as of December 31, 2009. The results of the six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

  Basis of Presentation

  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi (CNY); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  Foreign currency transactions and comprehensive income (loss)

  As of June 30, 2009, the accounts of Shaanxi NTHY were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

  During the six month ended June 30, 2009 and 2008 the transactions of Shaanxi NTHY were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  Advertising

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

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

  Allowance for Doubtful Accounts

  Management reviews the composition of accounts receivable, loans and prepaid expense and analyzes historical bad debts, aging analysis, current economic trends and changes in payment patterns to evaluate the adequacy of these

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $118,065 and $28,872 at June 30, 2009 and 2008 respectively.

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

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

  Basic and Diluted Earnings Per Share

  Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share were $0.06 and $0.06 for the six month periods ended June 30, 2009 and 2008 respectively.

  Recent Accounting Pronouncements

  On December 30, 2008 FASB issued FIN 48-3, "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises". This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

  In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("FSP EITF 99-20-1"). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment models of FAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 will not have a material impact on the Company's consolidated financial statements.

  In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets -- an amendment of FASB Statement No. 140" ("SFAS 166"), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

  In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

  In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 168"), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).

  Reclassifications - Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 3 - DEPOSIT FOR LAND USE RIGHT

  The company has deposited amounts with the local government, for land use rights amounting $17,531,557 (RMB 120,000,000) as of June 30, 2009, for the acquisition of a piece of land in PRC. The Company intends to acquire the land for the development of new project. To obtain the land use right from the Government, the Company is required to pay the demolish fee associated with the acquisition of the land use right amounting $21,914,446 (RMB 150,000,000). As of June 30, 2009, the demolish fee was not deposited with the government, therefore, the official title of land use right has not been transferred to the Company. The deposit for land use right was guaranteed by the asset of the shareholder company.

Note 4 - PROPERTY AND EQUIPMENT

  As of June 30, 2009 and December 31, 2008, the property and equipment of the Company consisted of the following:

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                             6/30/2009       12/31/2008
                                           ------------------------------
         Buildings                           7,196,463        7,219,985
         Infrastructure and Leasehold
          Improvement                        1,779,489        1,785,306
         Furniture and fixtures              1,635,793        1,641,140
         Equipments                          1,973,109        1,979,558
         Automobiles                           312,650          313,672
                                           ------------------------------
                                            12,897,504       12,939,661
         Accumulated Depreciation           (6,773,382)      (6,450,451)
                                           ------------------------------
         Property and Equipment, net       $ 6,124,122      $ 6,489,210
                                           ==============================

  The Company had depreciation expenses of $344,025 and $255,747 for the six month ended June 30, 2009 and 2008 respectively.

Note 5 - LAND USE RIGHT

  According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

  As of June 30, 2009 and December 31, 2008, the intangible assets of the Company consisted of the following:

                                               6-30-2009  12-31-2008
                                               ---------  ----------

                  Land use rights           $  3,332,199 $3,343,090
                                               --------- ----------
                  Accumulated amortization     (803,435)   (777,027)

                  Land use rights, net      $  2,528,764 $2,566,063
                                               --------- ----------

  The Company had amortization expenses of $28,946 and $32,744 as of June 30, 2009 and 2008. The amortization expenses for land use right for next five years after June 30, 2009 are as follows:

        2010                                      $     57,892
        2011                                            57,892
        2012                                            57,892
        2013                                            57,892
        2014                                            57,892
        After                                        2,239,304
                                                  -------------
          Total                                   $  2,528,764
                                                  =============

Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  The Company's accounts payable and accrued expenses as of June 30, 2009 and December 31, 2008 are summarized as follows:

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


            -------------------------------------------------------------
                                                  6-30-2009     12-31-08
            -------------------------------------------------------------
            Accounts payables                    $  180,101    $ 141,761
            -------------------------------------------------------------
            Other payables                          418,349      372,014
            -------------------------------------------------------------
            Accrued payroll                          76,987       41,019
            -------------------------------------------------------------
            Accrued expenses                         72,361       72,597
            -------------------------------------------------------------
            Total accounts payables and         $   747,798    $ 627,391
            accrued expenses
            -------------------------------------------------------------

Note 7 - DEFERRED REVENUE

  The company has recorded deferred revenue of $115,286 and $60,217 as of June 30, 2009 and December 31, 2008. Deferred revenue represents advances from customers for using the resort facilities within the next twelve month period.

Note 8- TAX PAYABLES

  As of June 30, 2009 and December 31, 2008, tax payables are summarized as follows:

                                           6/30/2009      12/31/2008
                                         ------------------------------
       Income tax payable                $ 4,872,548     $ 4,432,281
       Business tax payable                  987,872         904,104
       VAT payable                                50             109
       Other taxes payable                    24,046         124,865
                                         ------------    ------------
       Tax payable                       $ 5,884,515     $ 5,461,359
                                         ============    ============

Note 9 - INCOME TAXES

  The Company is registered in the State of Nevada and has registered primarily in two tax jurisdictions - the PRC and the United States. For certain operations in US and China, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2009. Accordingly, the Company has no net deferred tax assets.

  The provision for income taxes from operations on income consists of the following for the six month periods ended June 30, 2009 and 2008:

                                                     6-30-2009    6-30-2008
         US Current Income Tax Expense (Benefit)
         --------------------------------------------------------------------
         Federal                                     $       -    $        -
         State                                               -             -
                                                             -             -
         PRC Current Income Expense (Benefit)          351,860       391,466
         Total Provision for Income Tax              $ 351,86     $  391,466
         --------------------------------------------------------------------

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
  Operations:

            -------------------------------------------------------------
                                              6-30-2009     6-30-2008
            -------------------------------------------------------------
            Tax expense (credit) at                34%           34%
            statutory rate - federal
            -------------------------------------------------------------
            State tax expense net of federal        6%            6%
            tax
            -------------------------------------------------------------
            Valuation allowance                   (40%)         (40%)
            -------------------------------------------------------------
            Foreign income tax - PRC               25%           25%
            -------------------------------------------------------------
            Tax expense (benefit) at actual        25%           25%
            rate
            -------------------------------------------------------------

  United States of America
  ------------------------

  As of June 30, 2009, the Company in the United States had approximately $1,030,721 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

  The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2009 and 2008.

               ------------------------------------------------------
                                            6-30-2009     12-31-2008
               ------------------------------------------------------
               Net operation loss carry   $  1,030,721    $933,500
               forward
               ------------------------------------------------------
               Total deferred tax assets       257,680     317,500
               ------------------------------------------------------
               Less: valuation allowance      (257,680)   (317,500)
               ------------------------------------------------------
               Net deferred tax assets     $         -   $       -
               ------------------------------------------------------

  People's Republic of China (PRC)

  Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will continue until the tax exemption period expires. The applicable new EIT for the Company is 25%. The Company paid $0 of income tax payable as of June 30, 2009 and 2008.

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

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  The Company did not have any significant deferred income tax in PRC as of June 30, 2009 and December 31, 2008.

Note 10 - MANAGEMENT FEE AGREEMENTS

  The Company entered into five management agreements with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group and its subsidiary on various time for a period of five years. Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group and its subsidiary are related parties. The annual management fees are fixed at approximately $2,016,600 (RMB13,800,000). For the six month periods ended June 30, 2009 and 2008, the Company earned $1,008,296 and $978,696 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date (See Note 12 for details).

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

  The Company as of June 30, 2009 had receivable $168,127 from Shaani NTHY - Dongjing Taoyuan Co., $375,781 from the Wenhao Group, $12,740 from Shaanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured, interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

  The Company as of December 31, 2008 had receivable $128,460 from Shaani NTHY - Dongjing Taoyuan Co., $381,785 from the Wenhao Group, and $56,503 from Shaanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured,

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

  As of June 30, 2009 and December 31, 2008, there were no related parties' payables.

Note 12 -- COMMITMENTS

  Following are some of the significant commitments as of June 30, 2009 and 2008:

  1. Management Agreements with Shaanxi New Taohuayuan Tourism & Trading Co. Ltd. - Dongjin Taoyuan Branch and Shaanxi Wenhao Taoyuan Nanlu Branch

  On January 15, 2004 the Company signed two five-year agreements with Shannxi New Taohuayuan Tourism & Trading Co. Ltd - Dongjin Taoyuan Branch and Xi'an Taoyuan Nanlu Branch to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,500,000 from each of the restaurant respectively as basic annual management fees, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements expired on Jan 14, 2009. The company extended the agreements for 5 years and the new agreements will expire on Jan. 9, 2014...For the six month periods ended June 30, 2009, the management fees earned amounting to $255,727 and $255,727 respectively based upon the agreements.

  2. Management Agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch

  On January 10, 2006 the Company signed three five-year agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch respectively to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,600,000, RMB 1,800,000 and RMB 1,400,000 from each of these restaurants respectively as basic annual management compensation, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements will expire on January 9, 2010. For the six month periods ended June 30, 2009, the management fees earned amounting $263,034, $131,517 and $102,291 respectively based upon the agreements.

  3. Lantian Xintianyou Garden Decoration Project agreements with Shaanxi Traditional Decoration Co., Ltd.

  On Mar. 15, 2006, the company signed a decoration agreement with Shannxi Traditional Decoration Co. Ltd for Shannxi Lantian Xintianyou Garden Decoration Project. The company hired the Shannxi Traditional Decoration Co. Ltd., to do decoration work on its property with the commitment to pay RMB 80,000,000 as total compensation. The company will pay 30% of the amount at the beginning of the construction, 30% will be paid on 50% completion and 40% after the project is completed. The company is also responsible for appointing the third party as supervisor to monitor the project and to protect the surrounding environment. The project started on April 1st, 2006 and will be finished in 2008. The project was delayed because of public facility construction. As of June 30, 2009, the Company has paid $3,484,397 to the said contractor included in construction in progress.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  4. Lantian Xintianyou Garden Green Project Agreement with Shannxi Qinghua Green Project Co., Ltd.

  On May 15, 2007, the company signed an agreement with Shannxi Qinghua Green Co. Ltd for the afforesting project of Lantian Xintianyou Garden Green. The company hired Shannxi Oinghua Green Project Co. Ltd., to perform afforesting work on the garden with the commitment to pay RMB 50,000,000 as total compensation. The company will pay 30% of the amount at the inception of the construction, 35% will be paid on 50% completion and 30% after the project completes. The final 5% will be held as project quality insurance deposit. After the project completed, Shannxi Qinghua Green Co.,Ltd will be responsible for the maintenance of the garden and the company will pay RMB 1,250,000 as annual compensation for services. The project started on Oct. 6, 2007 and will be finished at the end of 2008. The project was delayed because of public facility construction. As of June 30, 2009, the Company has paid $11,769,081 to the said contractor included in construction in progress.

  5.   Lantian Xintianyou Garden Project

  The Company entered an agreement with Lantian County, Xian City, Shaanxi Province to offer a new project's development - Lantian Xingtianyou Project in 2003. The Company acquired a land (4512 Mu) in Lantian County and committed to finish the project in one year. The project has been started since 2004. However, the Company paid amount of $17,531,557 (RMB 120,000,000) as land cost in 2006 but the title is not yet transferred to the Company without paying the demolish fee associated with the project (See note C for details).

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

  In accordance with the Chinese Company Law, the company reserved $105,558 and $119,367 statutory fund for the six month periods ended June 30, 2009 and 2008 respectively.

  According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is no more required to reserve the "Statutory common welfare fund". Accordingly, the Company did not reserve the common welfare fund as of June 30, 2009.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

  Since the consulting company did not provide the services to the company's satisfaction, on February 28, 2008, the Company's directors adopted a resolution authorizing the repurchase of these shares at a price of $0.05 per share. As of June 30, 2009, the consulting company has not sold any of these shares to the Company,

Note 16 - OTHER COMPREHENSIVE INCOME

  Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, as of June 30, 2009 and December 31, 2008 are as follows:

                                                 Foreign Currency
                                              Translation Adjustment
                                             --------------------------
                    Balance at December 31,     $      5,304,720
                     2008

                    Change in 2009                      (112,331)
                                             --------------------------
                    Balance at June 30, 2009    $      5,192,389
                                             ==========================

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

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  of significant accounting policies. The following table shows the operations of the Company's reportable segments:


                                        For the six month periods ended June 30,
                                            2009                       2008
Revenues
   Resort income from unaffiliated
     customers                         $    2,314,567           $    2,198,624
   Management fee income from
   affiliated customers                     1,008,296                  978,696
                                       ----------------------------------------
          Consolidated                 $    3,322,862           $    3,177,320
                                       ========================================

Operating income(loss)
   Resort income                       $      489,384           $     604,886
   Management fee income                    1,008,296                 978,696
   Corporation (1)                            (97,221)                 (7,500)
                                       ----------------------------------------
          Consolidated                 $    1,400,459           $   1,576,082
                                       ========================================
Net income (loss)
   Resort income                       $      396,579           $     467,149
   Management fee income                      756,222                 734,022
   Corporation (1)                            (97,221)                 (7,500)
                                       ----------------------------------------
          Consolidated                 $    1,055,580           $   1,193,671
                                       ========================================

Identifiable
assets:
  Resort income                        $   26,842,322           $  10,156,950
  Corporation (1)                          15,253,477              27,939,850
                                       ----------------------------------------
          Consolidated                 $   42,095,799           $  38,096,800
                                       ========================================

Depreciation and amortization:
   Resort income                       $      372,971           $     286,948
                                       ========================================

Capital
expenditures:
   Corporation (1)                     $    2,162,283           $   1,921,932
                                       ----------------------------------------
          Consolidated                 $    2,162,283           $   1,921,932
                                       ========================================


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

      Our business is not seasonal in nature.

Results of Operations

Three and Six Months Ended June 30, 2009
----------------------------------------

      Material changes of certain items in our Statement of Operations for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, are discussed below:

                         Increase (I)
Item                   or Decrease (D) Reason
----                   --------------- ------

Operating Revenue           I          Increase in customers due to improvements
                                       made to our facilities and services.

Operating Expenses          I          Increase in employees and salaries.

Liquidity and Capital Resources

Our material sources and (uses) of cash during the six months ended June 30, 2009 are shown in our Statement of Cash Flows which are part of the financial statements included with this report.

      As discussed in our annual report on Form 10-K for the year ended December 31, 2008, we intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. As of July 31, 2009 we had not started actual construction work on these projects.

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of July 31, 2009 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the projects may take additional time or we may be unable to develop the projects. At present, we do not have any lines of credit or other bank financing arrangements.

      We do not know of any trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity other than our need to pay the taxes and surcharges which we have accrued as liabilities on our June 30, 2009 balance sheet.

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

Item 4T.    Controls and Procedures

     Our Principal Executive and Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in her opinion our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information is adequately disclosed.

     There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed above.


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



                                      NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


August 14, 2009                       By:  /s/ Cai Danmei
                                          ------------------------------------
                                          Cai Danmei, Principal Executive,
                                          Financial and Accounting Officer