Form 10-Q
period 2009-09-30
New Taohuayuan Culture Tourism Co., Ltd.
filed 2009-11-13
CIK 1311185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

                          Commission File Number: None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.
                    ----------------------------------------
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

Larger accelerated filer  [ ]                Accelerated filer           [ ]
Non-accelerated filer     [ ]                Smaller reporting company   [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).      Yes [ ]      No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,727,327 shares outstanding as of November 10, 2009.

         NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMIITED AND SUBSIDIARY


                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2009





                                TABLE OF CONTENTS





Unaudited consolidated Balance Sheets as of September 30, 2009
and December 31, 2008 ................................................        1

Unaudited consolidated Statements of Income...........................        2
for the three and nine month periods ended September 30, 2009 and 2008

Unaudited consolidated Statements of Cash Flows.......................        3
for the nine month periods ended September 30, 2009 and 2008

Notes to unaudited consolidated financial statements .................     4-16

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
                                   (UNAUDITED)

                                           September 30, 2009  December 31, 2008
                                           ------------------  -----------------
                       ASSETS

Current assets
 Cash and cash equivalents                    $   10,096          $   89,252
 Accounts receivable, net                         13,972              39,657
 Inventories                                      78,290              77,147
 Prepaid expenses and other
  current assets                                   3,121               2,501
 Due from related parties                        549,376             566,748
                                          -------------------  -----------------
            Total Current Assets                 654,855             775,305

Property & equipment, net                      5,969,971           6,489,210

Construction-in- progress                     16,424,218          13,134,481

Land use right, net                            2,519,541           2,566,063

Deposit for land use right                    17,579,327          17,588,860
                                          -------------------  -----------------
Total assets                              $   43,147,913       $  40,553,918
                                          ===================  =================

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current
liabilities
 Accounts payable and accrued expenses    $      684,702       $    627,391
 Deferred revenue                                105,884             60,217
 Taxes Payable                                 6,193,579          5,461,359
                                          -------------------  -----------------
       Total Current Liabilities               6,984,166          6,148,967

Stockholders' equity
 Common stock, $.001 par value, 50,000,000
  shares authorized, 18,727,327 issued and
  outstanding as of September 30, 2009 and
  December 31, 2008                               18,727             18,727
 Preferred stock, $.001 par value,
  10,000,000 shares authorized, none issued
  and outstanding
   Additional paid in capital                 15,855,727         15,855,727
   Statutory reserve                           2,463,301          2,285,706
   Other comprehensive income                  5,287,565          5,304,720
   Retained earnings                          12,538,427         10,940,071
                                          -------------------  -----------------
   Total stockholders' equity                 36,163,747         34,404,951
                                          -------------------  -----------------
Total liabilities and stockholders'
equity                                    $  43,147,913        $ 40,553,918
                                           =================   =================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


                                                                    Three month periods        Nine month periods
                                                                           ended                      ended
                                                                        September 30               September 30
                                                                  -------------------------   ------------------------
                                                                      2009         2008          2009         2008
                                                                  -----------   -----------   ------------ -----------
Net revenue
 Catering and hotel related services income                      $ 1,256,043   $ 1,381,739   $ 3,570,610   $ 3,580,363
 Management fee income                                               506,648       503,494     1,514,944     1,482,190
                                                                 ------------  ------------  ------------  ------------
       Total net revenue                                           1,762,691     1,885,232     5,085,554     5,062,552

Cost of revenue                                                      411,745       397,949     1,284,666     1,087,631
                                                                 ------------  ------------  ------------  ------------
Gross profit                                                       1,350,946     1,487,283     3,800,888     3,974,921

Operating expenses
    General and administrative expenses                               50,269       299,204       883,734       939,896
    Depreciation and amortization                                    344,363       258,075       560,381       555,571
                                                                 ------------  ------------  ------------  ------------
       Total operating expenses                                      394,631       557,279     1,444,114     1,495,467
                                                                 ------------  ------------  ------------  ------------
Income from operations                                               956,314       930,004     2,356,773     2,479,454
                                                                 ------------  ------------  ------------  ------------
Other Income
  Interest income                                                        143           283           382         1,045
  Other income, net                                                    4,037         7,107        10,779        15,400
                                                                 ------------  ------------  ------------  ------------
       Total other income                                              4,180         7,390        11,161        16,445
                                                                 ------------  ------------  ------------  ------------
Income before income taxes                                           960,495       937,395     2,367,935     2,495,899

Provision for income taxes                                           240,124       232,545       591,984       624,011
                                                                 ------------  ------------  ------------  ------------
Net income                                                           720,371       704,850     1,775,951     1,871,889

Other comprehensive item:
 Foreign currency translation gain (loss)                             95,176       317,412       (17,155)    2,253,508
                                                                 ------------  ------------  ------------  ------------
Net comprehensive income                                         $   815,547   $ 1,022,262   $ 1,758,796   $ 4,125,397
                                                                 ============  ============  ============  ============
Earning per share:
    Basic & diluted earning per share                            $      0.04   $      0.06   $      0.09   $      0.10
                                                                 ============  ============  ============  ============
Weighted average number of shares
outstanding:
  Basic & diluted weighted average number of shares               18,727,327    18,727,327    18,727,327    18,727,327
                                                                 ============  ============  ============  ============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)

                                                        2009           2008
                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $ 1,775,951    $ 1,871,889
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                          560,381        555,571
 Bad debt expense                                       109,748              -
  (Increase) / decrease in current assets:
    Accounts receivables                                (37,348)       (23,266)
    Inventory                                            (1,184)        48,535
    Other receivables                                    (1,353)        (1,562)
    Prepaid expenses and other current assets               732              -
    Increase/(decrease) in current liabilities:
    Accounts payable and accrued expenses                57,603        (53,693)
    Taxes Payable                                       734,564        787,194
    Deferred revenue                                     45,661        (42,874)
                                                    ------------   ------------
 Net cash provided by operating activities            3,244,755      3,141,794
                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for construction in progress              (3,294,088)    (3,090,401)
   Advances to related parties                          (29,708)       (31,234)
                                                    ------------   ------------
   Net cash used in investing activities             (3,323,796)    (3,121,635)
                                                    ------------   ------------

   Effect of exchange rate changes on cash
     and cash equivalents                                  (115)         3,964
                                                    ------------   ------------
   Net increase/(decrease) in cash and
     cash equivalents                                   (79,156)        24,122

   Cash and cash equivalents, beginning balance          89,252         45,680
                                                    ------------   ------------
   Cash and cash equivalents, ending balance        $    10,096    $    69,802
                                                    ============   ============
SUPPLEMENTAL NONCASH FINANCIAL DISCLOSURES:

   Cash paid during the year for:
     Income tax payments                            $         -    $         -
                                                    ============   ============
     Interest payments                              $         -    $         -
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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by New Taohuayuan Tourism Company Limited pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K as of December 31, 2008. The results of the nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Foreign currency transactions and comprehensive income (loss)

As of September 30, 2009, the accounts of Shaanxi NTHY were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52 (ASC 830), "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130 (ASC 220), "Reporting Comprehensive Income" as a component of shareholders' equity.

During the nine months ended September 30, 2009 and 2008 the transactions of Shaanxi NTHY were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Revenue Recognition

The Company generates revenue from catering, hotel, and related services. The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104 (ASC 605). Revenue is generally recognized: (a) when persuasive evidence of an arrangement exists; (b) when services are rendered;
(c) when the fee is fixed or determinable; and (d) when collectibility is reasonably assured. Such service revenues are recognized net of discounts.

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

Income Taxes

The Company utilizes SFAS No. 109 (ASC 740), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109 ("FIN 48") (ASC 740). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective


Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will continue until it expires.

Statement of Cash Flows

In accordance with SFAS No. 95 (ASC 230), "Statement of Cash Flows," cash flows from the Company's operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131") (ASC 250), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

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

Allowance for Doubtful Accounts

Management reviews the composition of accounts receivable, loans and prepaid expense and analyzes historical bad debts, aging analysis, current economic trends and changes in payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $169,772 and $29,144 at September 30, 2009 and 2008 respectively.

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

Intangible Assets

The Company applies criteria specified in SFAS No. 141 (ASC 805), "Business Combinations" to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the "contractual-legal" or "separability" criterion. Per SFAS 142 (ASC
350), intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144 (ASC
360), "Accounting for the Impairment or Disposal of Long-lived Assets." Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that assets may be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (ASC 360), "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

144 (ASC 360). SFAS 144 (ASC 360) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128) (ASC 260), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share were $0.09 and $0.10 for the nine month periods ended September 30, 2009 and 2008 respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166 (ASC 860), "Accounting for Transfers of Financial Assets -- an amendment of FASB Statement No. 140" ("SFAS 166 (ASC
860)"), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 (ASC 860) is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 167 (ASC 860), "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167") (ASC 860), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 (ASC 860) clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 (ASC 860) requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 (ASC 860) also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 (ASC 860) is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 168 (ASC 105), The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 168") (ASC 105), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 (ASC 105) replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



In August 2009, the FASB issued Accounting Standards Update No. 2009-05, "Measuring Liabilities at Fair Value" (ASU 2009-05). This Standards Update provides amendments to ASC Topic 820, "Fair Value Measurements and Disclosure" for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009. This ASU is effective for our third quarter of our fiscal 2010 ending December 31, 2009. The adoption is not expected to have an impact on our financial position or results of operations.

Reclassifications - Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 3 - DEPOSIT FOR LAND USE RIGHT

The Company has deposited amounts with the local government, for land use rights amounting $17,579,327 (RMB 120,000,000) as of September 30, 2009, for the
acquisition of a piece of land in PRC. The Company intends to acquire the land for the development of new project. To obtain the land use right from the Government, the Company is required to pay the demolish fee associated with the acquisition of the land use right amounting $21,974,158 (RMB 150,000,000). As of September 30, 2009, the demolish fee was not deposited to the government, therefore, the official title of land use right has not been transferred to the Company. The deposit for land use right was guaranteed by the asset of the shareholder company.

Note 4 - PROPERTY AND EQUIPMENT

As of September 30, 2009 and December 31, 2008, the property and equipment of the Company consisted of the following:

                                      9/30/2009     12/31/2008
                                    -----------------------------
       Buildings                      7,216,072      7,219,985
       Infrastructure and
         Leasehold Improvement        1,784,338      1,785,306

       Furniture and fixtures         1,640,250      1,641,140

       Equipments                     1,978,485      1,979,558

       Automobiles                      313,502        313,672
                                    -----------------------------
                                     12,932,647     12,939,661

       Accumulated Depreciation      (6,962,676)    (6,450,451)
                                    -----------------------------
       Property and Equipment, net  $ 5,969,971    $ 6,489,210
                                    =============================

The Company had depreciation expenses of $515,288 and $505,967 for the nine month ended September 30, 2009 and 2008 respectively.

Note 5 - LAND USE RIGHT

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

As of September 30, 2009 and December 31, 2008, the intangible assets of the Company consisted of the following:

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                              9-30-2009  12-31-2008

                  Land use rights           $  3,341,278   $  3,343,090
                  Accumulated amortization      (821,737)      (777,027)
                                            -------------  -------------
                  Land use rights, net      $  2,519,541   $  2,566,063
                                            ============================

The Company had amortization expenses of $45,093 and $49,604 as of September 30, 2009 and 2008. The amortization expenses for land use right for next five years after September 30, 2009 are as follows:

                2010                          $     60,123
                2011                                60,123
                2012                                60,123
                2013                                60,123
                2014                                60,123
                After                            2,218,926
                                              -------------
                  Total                       $  2,519,541
                                              =============

Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company's accounts payable and accrued expenses as of September 30, 2009 and December 31, 2008 are summarized as follows:

            -------------------------------------------------------------
                                                  9-30-2009     12-31-08
            -------------------------------------------------------------
            Accounts payables                  $    195,277    $ 141,761
            -------------------------------------------------------------
            Other payables                          340,317      372,014
            -------------------------------------------------------------
            Accrued payroll                          69,038       41,019
            -------------------------------------------------------------
            Accrued expenses                         80,070       72,597
            -------------------------------------------------------------
            Total accounts payables and            $684,702    $ 627,391
            accrued expenses
            -------------------------------------------------------------

Note 7 - DEFERRED REVENUE

The Company has recorded deferred revenue of $105,884 and $60,217 as of September 30, 2009 and December 31, 2008. Deferred revenue represents advances from customers for using the resort facilities within the next twelve month period.

Note 8- TAXES PAYABLE

As of September 30, 2009 and December 31, 2008, taxes payable are summarized as follows:

                                           9/30/2009      12/31/2008
                                         ------------------------------
       Income tax payable                $ 4,839,413     $ 4,432,281

       Business tax payable                1,042,372         904,104

       Other taxes payable                   311,794         124,974
                                         ------------    ------------
       Taxes payable                     $ 6,193,579     $ 5,461,359
                                         ============    ============

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - INCOME TAXES

The Company is registered in the State of Nevada and has registered primarily in two tax jurisdictions - the PRC and the United States. For certain operations in US and China, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2009. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from operations on income consists of the following for the nine month periods ended September 30, 2009 and 2008:

                                                        9-30-2009    9-30-2008
            US Current Income Tax Expense (Benefit)
            -------------------------------------------------------------------
            PRC Current Income                            591,984       624,011
            Expense (Benefit)
                                                      ------------  ------------
            Total Provision for                       $   591,984   $   624,011
            Income Tax
                                                      ============  ============

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

            -------------------------------------------------------------
                                                9-30-2009    9-30-2008
            -------------------------------------------------------------
            Tax expense (credit) at                34%          34%
            statutory rate - federal
            -------------------------------------------------------------
            State tax expense net of federal       6%            6%
            tax
            -------------------------------------------------------------
            Valuation allowance                   (40%)        (40%)
            -------------------------------------------------------------
            Foreign income tax - PRC               25%          25%
            -------------------------------------------------------------
            Tax expense (benefit) at actual        25%          25%
            rate
            -------------------------------------------------------------

United States of America
------------------------

As of September 30, 2009, the Company in the United States had approximately $1,187,035 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at September 30, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of September 30, 2009 and 2008.

               ------------------------------------------------------
                                             9-30-2009   12-31-2008
               ------------------------------------------------------
               Net operation loss carry     $ 1,187,035 $1,075,040.00
               forward
               ------------------------------------------------------
               Total deferred tax assets        474,814     365,514
               ------------------------------------------------------
               Less: valuation allowance       (474,814)   (365,514)
               ------------------------------------------------------
               Net deferred tax assets        $        -   $       -
               ------------------------------------------------------

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

People's Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will continue until the tax exemption period expires. The applicable new EIT for the Company is 25%. The Company paid $0 of income tax payable as of September 30, 2009 and 2008.

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

The Company did not have any significant deferred income tax in PRC as of September 30, 2009 and December 31, 2008.

Note 10 - MANAGEMENT FEE AGREEMENTS

The Company entered into five management agreements with Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group and its subsidiary on various time for a period of five years. Shaanxi New Taohuayuan Economy Trade Company Limited and Shaanxi Wenhao Group and its subsidiary are related parties. The annual management fees are fixed at approximately $2,019,925 (RMB13,800,000). For the nine month periods ended September 30, 2009 and 2008, the Company earned $1,514,944 and $1,482,190 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date (See Note 12 for details).

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

The Company as of September 30, 2009 had receivable $168,625 from Shaani NTHY - Dongjing Taoyuan Co., $379,923 from the Wenhao Group, $20,195 from Shaanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured, interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

The Company as of December 31, 2008 had receivable $128,460 from Shaani NTHY - Dongjing Taoyuan Co., $381,785 from the Wenhao Group, and $56,503 from Shaanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured, interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

As of September 30, 2009 and December 31, 2008, there were no related parties' payables.

Note 12 -- COMMITMENTS

Following are some of the significant commitments as of September 30, 2009 and 2008:

1. Management Agreements with Shaanxi New Taohuayuan Tourism & Trading Co. Ltd.
- Dongjin Taoyuan Branch and Shaanxi Wenhao Taoyuan Nanlu Branch

On January 15, 2004 the Company signed two five-year agreements with Shannxi New Taohuayuan Tourism & Trading Co. Ltd - Dongjin Taoyuan Branch and Xi'an Taoyuan Nanlu Branch to manage the restaurants. The Company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,500,000 from each of the restaurant respectively as basic annual management fees, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the Company will be compensated for additional 15% of the revenue as bonus. The agreements expired on Jan 14, 2009. The company extended the agreements for 5 years and the new agreements will expire on Jan. 9, 2014. For the nine month periods ended September 30, 2009, the management fees earned amounting to $384,225 and $384,225 respectively based upon the agreements.

2. Management Agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch

On January 10, 2006 the Company signed three five-year agreements with Shaanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch respectively to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,600,000, RMB 1,800,000 and RMB 1,400,000 from each of these restaurants respectively as basic annual management compensation, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

compensated for additional 15% of the revenue as bonus. The agreements will expire on January 9, 2010. For the nine month periods ended September 30, 2009, the management fees earned amounting $395,203, $197,601 and $153,690 respectively based upon the agreements.

3. Lantian Xintianyou Garden Decoration Project Agreements with Shaanxi Traditional Decoration Co., Ltd.

On Mar. 15, 2006, the Company signed a decoration agreement with Shannxi Traditional Decoration Co. Ltd for Shannxi Lantian Xintianyou Garden Decoration Project. The Company hired the Shannxi Traditional Decoration Co. Ltd., to do decoration work on its property with the commitment to pay RMB 80,000,000 as total compensation. The Company will pay 30% of the amount at the beginning of the construction, 30% will be paid on 50% completion and 40% after the project is completed. The Company is also responsible for appointing the third party as supervisor to monitor the project and to protect the surrounding environment. The project started on April 1st, 2006 and will be finished in June 2012. The project was delayed because of public facility construction. As of September 30, 2009, the Company has paid $3,493,891 to the said contractor included in construction in progress.

4. Lantian Xintianyou Garden Green Project Agreement with Shannxi Qinghua Green Project Co.,Ltd.

On May 15, 2007, the Company signed an agreement with Shannxi Qinghua Green Co. Ltd for the afforesting project of Lantian Xintianyou Garden Green. The Company hired Shannxi Oinghua Green Project Co. Ltd., to perform afforesting work on the garden with the commitment to pay RMB 50,000,000 as total compensation. The Company will pay 30% of the amount at the inception of the construction, 35% will be paid on 50% completion and 30% after the project completes. The final 5% will be held as project quality insurance deposit. After the project completed, Shannxi Qinghua Green Co.,Ltd will be responsible for the maintenance of the garden and the company will pay RMB 1,250,000 as annual compensation for services. The project started on Oct. 6, 2007 and will be finished in June 2012. The project was delayed because of public facility construction. As of September 30, 2009, the Company has paid $12,930,327 to the said contractor included in construction in progress.

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

In accordance with the Chinese Company Law, the company reserved $177,595 and $187,189 statutory fund for the nine month periods ended September 30, 2009 and 2008 respectively.

According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is no more required to reserve the "Statutory common welfare fund". Accordingly, the Company did not reserve the common welfare fund as of September 30, 2009.

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

Since the consulting company did not provide the services to the Company's satisfaction, on February 28, 2008, the Company's directors adopted a resolution authorizing the repurchase of these shares at a price of $0.05 per share. As of September 30, 2009, the consulting company has not sold any of these shares to the Company.

Note 16 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, as of September 30, 2009 and December 31, 2008 are as follows:

                                                Foreign Currency
                                             Translation Adjustment
                                            -------------------------

            Balance at December 31, 2008        $      5,304,720

            Change in 2009                               (17,153)
                                            -------------------------
            Balance at September 30, 2009       $      5,287,567
                                            =========================

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:

                                               For the nine month periods ended
                                                         September 30
                                                    2009               2008
Revenues
 Resort income from unaffiliated customers     $  3,570,610       $  3,580,363
 Management fee income from affiliated
   customers                                      1,514,944          1,482,190
                                               -------------      -------------
     Consolidated                              $  5,085,554       $  5,062,552
                                               =============      =============
Operating income(loss)
 Resort income                                 $    953,824       $  1,106,752
 Management fee income                            1,514,944          1,482,190
 Corporation (1)                                   (111,995)          (109,588)
                                               -------------      -------------
     Consolidated                              $  2,356,773       $  2,479,454
                                               =============      =============
Net income (loss)
 Resort income                                 $    751,738       $    869,834
 Management fee income                            1,136,208          1,111,643
 Corporation (1)                                   (111,995)          (109,588)
                                               -------------      -------------
    Consolidated                               $  1,775,951       $  1,871,889
                                               =============      =============
Identifiable assets:
 Resort income                                 $ 26,723,694       $ 40,553,918
 Corporation (1)                                 16,424,218                  -
                                               -------------      -------------
    Consolidated                               $ 43,147,913       $ 40,553,91
                                               =============      =============
Depreciation and amortization:
 Resort income                                 $    560,381       $    555,571
                                               =============      =============
Capital expenditures:
 Resort income                                 $  3,294,088       $  3,090,401
                                               -------------      -------------
    Consolidated                               $  3,294,088       $  3,090,401
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

      We manage the DongJin Taoyuan Villas, a hotel and resort property approximately 10 miles from downtown Xi'an. DongJin Taoyuan Villas has 84 rooms and 168 beds. This property closed for major remodeling in 2006 and reopened in September 2009.

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

      Our business is not seasonal in nature.

Results of Operations

Three and Nine Months Ended September 30, 2009

      Material changes of certain items in our Statement of Operations for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, are discussed below:

                              Increase (I)
Item                         or Decrease (D)  Reason
----                         ---------------  ------

Foreign Currency
   Translation Gain (loss)          D         Change in currency exchange rates.

Liquidity and Capital Resources

Our material sources and (uses) of cash during the nine months ended September 30, 2009 are shown in our Statement of Cash Flows which are part of the financial statements included with this report.

      As discussed in our annual report on Form 10-K for the year ended December 31, 2008, we intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. As of November 10, 2009 we had not started actual construction work on these projects.

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of September 30, 2009 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the projects may take additional time or we may be unable to develop the projects. At present, we do not have any lines of credit or other bank financing arrangements.

      We do not know of any trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity other than our need to pay the taxes and surcharges which we have accrued as liabilities on our September 30, 2009 balance sheet.

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

     There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed above.


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



                                      NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


November 10, 2009                     By:  /s/ Cai Danmei
                                          ------------------------------------
                                          Cai Danmei, Principal Executive,
                                           Financial and Accounting Officer