Form 10-K
period 2009-12-31
New Taohuayuan Culture Tourism Co., Ltd.
filed 2010-04-13
CIK 1311185

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2009
    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).  Yes [X]   No [ ]

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

Large accelerated filer  [  ]                   Accelerated filer  [ ]

Non-accelerated filer  [  ]                     Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act):   [ ] Yes    [X] No

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2009 was $-0-.

As of March 31, 2010, the Company had 18,727,327 issued and outstanding shares of common stock.

Documents incorporated by reference:      None

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

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

DongJin Taoyuan Villas

     We manage the DongJin Taoyuan Villas, a hotel and resort property in the outskirts of Xi'an approximately 10 miles from downtown. We have managed this property since 1997. Vacation villas, also known as vacation villages, would generally be considered in the U.S. as destination resort and convention hotels. DongJin Taoyuan Villas, which is owned by Shaanxi New Taohuayuan Economy Trade Co., Ltd., our largest stockholder, is a self-contained hotel property covering 75 acres and providing most of the recreational amenities required for a family staying on the property for a week or longer. The hotel covers 15 acres and is comprised of 17 buildings with 84 rooms and 168 beds. Room rates range from $43 to $120 per night. The hotel provides the same facilities, services and amenities as the Taohuayuan Inn and also offers traditional Chinese opera shows.

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

Wenhao Restaurant Management

     By agreement with Shaanxi Wenhao Zaliang Shifu, Ltd., an affiliate, we manage a chain of three traditional Chinese restaurants in the PRC. We have managed restaurants for this company since 1997. Two of the restaurants are in Xi'an, and one is in Beijing. The Wenhao restaurants serve a traditional Chinese village cuisine with emphasis on fresh and healthy foods and ingredients such as fresh fruits and vegetables and grains.

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

     As of March 15, 2010 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. As of March 25, 2009 we did not have any firm commitments from any third party with respect to financing either project. If required financing is not be available the development of the projects may take additional time or we may be unable to develop the projects.

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

      Our website is www.xintaohuayuan.com.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
          -------------------------

      Not applicable.

ITEM 2.   PROPERTIES
          ----------

      Our principal executive offices are located at 1# Dongfeng Road, Xi'an Weiyang Tourism Development District, Xi'an, China.

      See Item 1 of this report for information concerning our properties.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

      We are not involved in any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

      None.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
          ----------------------------------------------------------------------
          ISSUER PURCHASE OF EQUITY SECURITIES.
          ------------------------------------

     On May 24, 2006 our common stock started trading on the OTC Bulletin Board under the symbol "NYTN". The following shows the high and low prices for our common stock for the periods indicated:

      Quarter Ended                 High           Low
      -------------                 ----           ---

        3/31/08                     $7.50         $3.00
        6/30/08                     $3.00         $3.00
        9/30/08                     $3.00         $0.25
       12/31/08                     $0.25         $0.25

        3/31/09                     $0.05         $0.05
        6/30/09                        --            --
        9/30/09                        --            --
       12/31/09                     $1.00         $0.06

      During the year ended December 31, 2009, only 3,800 of our shares traded on the OTC Bulletin Board.

     As of March 31, 2010 we had 18,727,327 outstanding shares of common stock held by approximately 975 stockholders. All of our outstanding shares can be sold pursuant to Rule 144 of the Securities and Exchange Commission.

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

      During the year ended December 31, 2009 we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchases in the open market. None of our officers or directors, nor any of our principal shareholders purchased any shares of our common stock, on our behalf, from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2009.

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

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

      Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

      Our business is not seasonal in nature.

Results of Operations

Year Ended December 31, 2009
----------------------------

      Material changes of items in our Statement of Operations for the year ended December 31, 2009, as compared to the year ended December 31, 2008, are discussed below:

                           Increase (I)
Item                      or Decrease (D)   Reason
----                      ---------------   ------

Foreign Currency
   Translation Gain (loss)         D        Change in currency exchange rates.

Liquidity and Capital Resources

Our material sources and (uses) of cash during the year ended December 31, 2009 are shown in our Statement of Cash Flows which are part of the financial statements included with this report.

      As discussed in Item 1 of this report, we intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. As of March 15, 2010 we had not started actual construction work on these projects.

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of March 15, 2010 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the projects may take additional time or we may be unable to develop the projects. At present, we do not have any lines of credit or other bank financing arrangements.

      We do not know of any trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity other than our need to pay the taxes and surcharges which we have accrued as liabilities on our December 31, 2009 balance sheet.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET DATA
          ----------------------------------------------------------

      Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

      See the financial statements attached to and made a part of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL  DISCLOSURES
          ----------------------

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

      Effective February 21, 2008 Wen Jiang & Company resigned as our independent certified public accountants. Since Wen Jiang & Company was retained on February 14, 2008, Wen Jiang & Company did not audit our financial statements. During our two most recent fiscal years and subsequent interim period ended February 21, 2008 there were no disagreements with Wen Jiang & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Wen Jiang & Company, would have caused them to make reference to such disagreements in any report they may have issued on our financial statements.

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

ITEM 9A.  CONTROLS AND PROCEDURES
          -----------------------

      Cai Danmei, our Chief Executive and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and in her opinion our disclosure controls and procedures are effective.

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

      In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

      Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

      There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

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

ITEM 9B.  OTHER INFORMATION
          -----------------

      Not applicable

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          ------------------------------------------------------

     The names, ages and positions held by our executive officers and directors are set forth below.

                                                                Officer/Director
Name            Age        Position                                   Since
----            ---        --------                             ----------------

Chen Jingmin     56        Chairman of the Board of Directors             1997
Cai Danmei       48        Chief Executive Officer, Chief
                           Financial Officer and a Director               1997
Liu Bo           32        Secretary and a Director                       2004
Hu Yangxiong     47        Director                                       2002
Yang Erping      54        Director                                       2004
Zhao Jianwen     50        Director                                       2004
Wang Changzhu    53        Director                                       2004

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

     Our Audit Committee is composed of Messrs. Hu (Chairman), Yang and Zhao. Mr. Hu is the financial expert on our Audit Committee. Our Compensation Committee is comprised of Messrs. Yang (Chairman), Zhao and Wang. All of these directors are independent directors as defined in Section 803 of the listing standards of the NYSE Amex.

      Hu Yangxiong, Yang Erping, Zhao Jianwen and Wang Changzhu are independent directors as that term is defined in Section 803 of the listing standards of the NYSE Amex.

      We have not adopted a Code of Ethics which is applicable to our principal executive, financial, and accounting officers and persons performing similar functions.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      Yang Erping, Zhao Jianwen and Wang Changzhu act as our compensation committee. During the year ended December 31, 2009, Yang Erping, Zhao Jianwen and Wang Changzhu participated in deliberations concerning executive officer compensation.

      During the year ended December 31, 2009, Yang Erping, Zhao Jianwen and Wang Changzhu were not members of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

      The following table sets forth in summary form the compensation received by (i) our Chief Executive Officer and (ii) by our two other executive officers during the three years ended December 31, 2009.

Summary Compensation Table
                                                                 All
                                                                Other
Name and                                   Restricted           Annual
Principal                                    Stock     Option   Compen-
Position            Year   Salary   Bonus    Awards    Awards   sation    Total
--------------------------------------------------------------------------------
Chen Jingmin,       2009  $ 7,339      --       --        --       --   $ 7,339
Chairman            2008  $ 7,339      --       --        --       --   $ 7,339
                    2007       --      --       --        --       --        --

Cai Danmei,         2009  $ 6,935      --       --        --       --   $ 6,935
Chief Executive     2008  $ 6,935      --       --        --       --   $ 6,935
and Financial       2007  $10,500      --       --        --       --   $10,500
Officer

Liu Bo,             2009  $ 3,512      --       --        --       --   $ 3,512
Secretary           2008  $ 3,512      --       --        --       --   $ 3,512
                    2007  $ 2,900      --       --        --       --   $ 2,900

      During the year ended December 31, 2009 we did not compensate any person for serving as a director.

      We have not granted or sold any options for the purchase of our common stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table shows, as of March 31, 2010, the common stock ownership of (i) each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) each director individually and (iii) all officers and directors as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. The address of each owner is in care of us at 1# Dongfeng Road, Xi'an Weiyang Tourism Development District, Xi'an, China.

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

     As of December 31, 2009 Shaanxi New Taohuayuan Economy Trade Co. Ltd. owed $168,718 for management fees. As of December 31, 2009 Shaanxi Wenhao Zaliang Shifu, Ltd. owed us $381,411 for management fees.

     In January 2007 we sold 1,699,999 shares of our common stock to Rising Star Holdings Investment Corporation at a price of $0.05 per share.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

      Kabani & Company audited our financial statements for the fiscal years ended December 31, 2009 and 2008. The following table shows the fees we were billed during the years ended December 31, 2009 and 2008 by Kabani & Company.

                                                   2009           2008
                                                   ----           ----

      Audit Fees                                $87,500       $135,000
      Audit-Related Fees                             --             --
      Financial Information Systems                  --             --
      Design and Implementation Fees                 --             --
      Tax Fees                                       --             --
      All Other Fees                                 --             --

      Audit fees represent amounts billed for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year. Before we engaged Kabani & Company to render audit services, the engagement was approved by our Directors.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
          ----------------------------------------

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

           TAOHUAYUAN CULTURE TOURISM COMPANY LIMIITED AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2009


                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm................ 1

Consolidated Balance Sheets as of December 31, 2009 and 2008............2

Consolidated Statements of Income.......................................3
for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows...................................4
for the years ended December 31, 2009 and 2008

Consolidated Statement of Stockholders' Equity......................... 5
for the years ended December 31, 2009 and 2008

Notes to consolidated financial statements ...........................6-16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
New Taohuayuan Culture Tourism Company Limited and Subsidiary,

We have audited the accompanying consolidated balance sheets of New Taohuayuan Culture Tourism Company Limited and subsidiary as of December 31, 2009 and 208, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Taohuayuan Culture Tourism Company Limited and subsidiary as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

The company has deposited amounts with the local government, for land use rights amounting $17,580,099 and $17,588,860 (RMB 120,000,000) as of December 31, 2009
and 2008, for the acquisition of a piece of land in PRC. The Company intends to acquire the land for the development of new project. To obtain the land use right from the Government, the Company is required to pay the demolish fee associated with the acquisition of the land use right amounting $21,975,124 (RMB 150,000,000). As of December 31, 2009, the demolish fee was not deposited with the government, therefore, the official title of land use right has not been transferred to the Company. The deposit for land use right was guaranteed by the asset of the major shareholder company.


/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 31, 2010

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2009 AND 2008

                                                     2009             2008
                                                --------------   --------------
                  ASSETS
Current assets
     Cash and cash equivalents                  $     145,115    $      89,252
     Accounts receivable, net                          32,656           39,657
     Inventories                                       69,599           77,147
     Prepaid expenses and other current assets            195            2,501
     Due from related parties                         570,967          566,748
                                                --------------   --------------
             Total Current Assets                     818,532          775,305

Property & equipment, net                           6,126,079        6,489,210

Construction-in- progress                          17,570,430       13,134,481

Land use right, net                                 2,503,539        2,566,063

Deposit for land use right                         17,580,099       17,588,860
                                                --------------   --------------
Total assets                                    $  44,598,680    $  40,553,918
                                                ==============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses      $     744,762    $     627,391
     Deferred revenue                                 188,273           60,217

     Taxes payable                                  6,517,543        5,461,359
                                                --------------   --------------
         Total Current Liabilities                  7,450,578        6,148,967

Stockholders' equity
     Preferred stock, $.001 par value,
     10,000,000 shares authorized, none
     issued and outstanding                                 -                -
     Common stock, $.001 par value,
     50,000,000 shares authorized, 18,727,327
     issued and outstanding as of
     December 31,2009 and 2008                         18,727           18,727
     Additional paid in capital                    15,855,727       15,855,727

     Statutory reserve                              2,542,355        2,285,706
     Other comprehensive income                     5,481,382        5,304,720
     Retained earnings                             13,249,911       10,940,071
                                                --------------   --------------
     Total stockholders' equity                    37,148,102       34,404,951

                                                --------------   --------------
Total liabilities and stockholders' equity      $  44,598,680    $  40,553,918
                                                ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                                        2009             2008
                                                        ----             ----
Net revenue
 Catering and hotel related services income         $ 4,947,307     $ 5,090,072
 Management fee income                                2,020,279       1,986,257
                                                    ------------    ------------
             Total net revenue                        6,967,586       7,076,329

Cost of revenue                                       1,737,484       1,784,899
                                                    ------------    ------------
Gross profit                                          5,230,102       5,291,431

Operating expenses
 General and administrative expenses                  1,365,944       1,332,783
 Depreciation and amortization                          429,614         433,977
         Total operating expenses                     1,795,558       1,766,760
                                                    ------------    ------------
Income from operations                                3,434,545       3,524,670

Other Income (Expense)
  Interest income                                           524           1,183
  Other income, net                                     (13,084)         31,548
         Total other income (expense)                   (12,560)         32,731
                                                    ------------    ------------
Income before income taxes                            3,421,985       3,557,401

Provision for income taxes                              855,496         889,350
                                                    ------------    ------------
Net income                                            2,566,489       2,668,051

Other comprehensive item:
 Foreign currency translation gain (loss)               176,662       2,097,133

Net comprehensive income                            $ 2,743,151     $ 4,765,184
                                                    ============    ============
Earning per share:
     Basic & diluted earning per share              $      0.14     $      0.14
                                                    ============    ============
Weighted average number of shares
outstanding:
     Basic & diluted weighted average
     number of shares                                18,727,327      18,727,327
                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008


                                                      2009             2008
                                                 --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                      $   2,566,489    $   2,668,051
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                         429,614          433,977
 Bad debt expense                                       40,813           30,257
 (Increase) / decrease in current assets:
   Accounts receivables                                (31,357)         (49,218)
   Inventory                                             7,504           57,763
   Other receivables                                      (909)          (1,423)
   Prepaid expenses and other current assets               732             (629)
   Increase/(decrease) in current liabilities:
     Accounts payable and accrued expenses             117,600           95,549
     Taxes payable                                   1,058,154        1,089,600
     Deferred revenue                                  127,995            4,430
                                                 --------------   --------------
    Net cash provided by operating activities        4,316,635        4,328,358
                                                 --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES

      Payment for construction in progress          (4,439,344)      (4,556,877)
      Purchase of fixed assets                          (8,768)               -
      Advances to related parties                       (4,497)         (40,333)
                                                 --------------   --------------
      Net cash used in investing activities         (4,452,610)      (4,597,210)
                                                 --------------   --------------
      Effect of exchange rate changes on cash
      and cash equivalents                             191,839            3,885

      Net Increase/ (decrease) in cash and cash
      equivalents                                       55,863           43,572

      Cash and cash equivalents, beginning balance      89,252           45,680
                                                 --------------   --------------

      Cash and cash equivalents, ending balance  $     145,115    $      89,252
                                                 ==============   =============
SUPPLEMENTAL NONCASH FINANCIAL DISCLOSURES:

      Cash paid during the year for:
        Income tax payments                      $           -    $           -
                                                 ==============   =============
        Interest payments                        $           -    $           -
                                                 ==============   =============

The accompanying notes are an integral part of these consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                                          Additional       Other                                       Total
                                    Common Stock             Paid       Comprehensive   Statutory      Retained     Stockholders'
                                 Shares       Amount      in Capital       Income        Reserve       Earnings        Equity
                               -----------   ----------   -----------   -------------   -----------   -----------   -------------
Balance as of
 December 31, 2007             18,727,327       18,727    15,855,727       3,207,587     2,018,901     8,538,825      29,639,767

Foreign currency
translation gain                                                           2,097,133                                   2,097,133

Transfer to statutory
reserve                                                                                    266,805     (266,805)               -

Net income for the year
ended December 31, 2008                                                                                2,668,051       2,668,051
                               -----------   ----------   -----------   -------------   -----------   -----------   -------------

 Balance as of December
31, 2008                       18,727,327       18,727    15,855,727       5,304,720     2,285,706    10,940,071      34,404,951

Foreign currency
translation loss                                                             176,662                                     176,662

Transfer to statutory
reserve                                                                                    256,649     (256,649)               -

Net income for the year
ended December 31, 2009                                                                                2,566,489       2,566,489

                               -----------   ----------   -----------   -------------   -----------   -----------   -------------
Balance as of
 December 31, 2009             18,727,327    $  18,727   $15,855,727    $  5,481,382    $2,542,355   $13,249,911    $ 37,148,102
                               ===========   ==========   ===========   =============   ===========   ===========   =============

The accompanying notes are an integral part of these consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009

Note 1 - ORGANIZATION

     New  Taohuayuan   Culture  Tourism  Company  Limited  (the  "Company")  was
     incorporated under the laws of the State of Nevada on November 3, 2004. The Company is an investment holding company.

     Shanxi New Taohuayuan Culture Tourism Company Limited ("Shanxi NTHY") was incorporated in the People's Republic of China ("PRC") on August 3, 1997 as a limited liability company. Shanxi NTHY operates a resort in Xi'an, in the PRC, providing catering, hotel and related services.

     Pursuant to an agreement and plan of migratory merger between the Company and Shanxi NTHY on November 5, 2004, the Company acquired Shanxi NTHY by issuing 17,027,328 shares of its common stock to the original shareholders of Shanxi NTHY in exchange for 100% of their membership interests (the "Merger"). As a result, the controlling member of Shanxi NTHY has effective and actual operating control of the Company. The Merger was approved by the Shanxi Ministry of Commerce on November 24, 2004. Since then, Shanxi NTHY has become a wholly owned subsidiary of the Company and its status has changed to a wholly owned foreign owned enterprise.

     Since the Company had no operations or net assets prior to the acquisition, the acquisition was considered to be a capital transaction in substance, rather than a business combination and no goodwill was recognized. For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby Shanxi NTHY is considered to be the accounting survivor and the operating entity while the Company is considered to be the legal survivor.

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

     Foreign currency transactions and comprehensive income (loss)

     As of December 31, 2009, the accounts of Shanxi NTHY were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52 (ASC830), "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130 (ASC 220), "Reporting Comprehensive Income" as a component of shareholders' equity.

     During the years ended December 31, 2009 and 2008 the transactions of Shanxi NTHY were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009

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

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of New Taohuayuan Culture Tourism Company Limited and its wholly owned subsidiary Shanxi NTHY, collectively referred to within as the Company. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

     In January 2003, the Financial Accounting Standard Board issued FASB Interpretation No. 46 (FIN) 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.

     This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which and enterprise obtains an interest after that date. FIN 46 initially applied to preexisting variable interest entities no later than the beginning of the first interim reporting period beginning after June 15, 2003. However, the implementation deadline was delayed by the FASB to periods beginning after December 15, 2004 for nonpublic entities and the FASB issued a revised "FIN 46R" in December 2003.

     Revenue Recognition
     -------------------

     The Company generates revenue from catering, hotel, and related services. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104 (ASC 605). Revenue is generally recognized:
     (a) when persuasive evidence of an arrangement exists; (b) when services are rendered; (c) when the fee is fixed or determinable; and (d) when collectability is reasonably assured. Such service revenues are recognized net of discounts.

     The Company also generates management fee income in accordance with Shanxi New Taohuayuan Economy Trade Company Limited and its subsidiaries (related parties) based on terms stated in the agreement. These companies are controlled by a common director and stockholder of the Company. Cost of good sold related to management fee income is immaterial comparing with the total expenses incurred for the Company during its fiscal year.

     Advertising
     -----------

     Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009

     Income Taxes
     ------------

     The Company utilizes SFAS No. 109 (ASC740), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109 ("FIN 48") (ASC 740). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective

     Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law of China will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will continue until it expires.

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

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009

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

     The Company may purchase foreign exchange for settlement of "current account transactions", including payment of dividends to the Company's shareholders, without the approval of the State Administration for Foreign Exchange. The Company may also retain foreign exchange in the Company's current account, subject to a ceiling approved by the State Administration for Foreign Exchange, to satisfy foreign exchange liabilities or to pay dividends. However, the Chinese government may change its laws or regulations and limit or eliminate the Company's ability to purchase and retain foreign currencies in the future.

     Since a significant amount of the Company's future revenues will be denominated in Renminbi, the existing and any future restrictions on currency exchange may limit the Company's ability to use revenues generated in Renminbi to fund any business activities outside China or fund expenditures denominated in foreign currencies.

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

     Allowance for Doubtful Accounts
     -------------------------------

     Management reviews the composition of accounts receivable, loans and prepaid expense and analyzes historical bad debts, aging analysis, current economic trends and changes in payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $100,776 and $50,599 at December 31, 2009 and 2008 respectively.

     Inventory
     ---------

     Inventory is valued at the lower of cost or market. Inventory includes gift cards, raw materials and consumables.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009

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

     Intangible Assets
     -----------------

     The Company applies criteria specified in SFAS No. 141(ASC 805), "Business Combinations" to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the "contractual-legal" or "separability" criterion. Per SFAS 142 (ASC 350), intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144 (ASC 360), "Accounting for the Impairment or Disposal of Long-lived Assets." Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that assets may be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

     Effective January 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 144 (ASC 360), "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") (ASC 360), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
     Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 (ASC
     360). SFAS 144 (ASC 360) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009

     Basic and Diluted Earnings Per Share
     ------------------------------------

     Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128) (ASC260), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128 (ASC260). Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share were $0.14 for the years ended December 31, 2009 and 2008 respectively.

     Recent Accounting Pronouncements
     --------------------------------

     In September 2009, the Financial Accounting Standards Board ("FASB") issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company is currently evaluating this guidance and has not yet determined the impact, if any, that it will have on the consolidated financial statements.

     In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP")" - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

     In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, "Subsequent Events"), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company's consolidated financial statements.

     In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, "Accounting for Transfers of Financial Assets") , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

     In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009


     In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards became effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

     Reclassifications
     -----------------

     Certain   reclassifications  have  been  made  in  prior  years'  financial statements to conform to classifications used in the current year.

Note 3 - DEPOSIT FOR LAND USE RIGHT

     The company has deposited amounts with the local government, for land use rights amounting $17,580,099 and $17,588,860 (RMB 120,000,000) as of
     December 31, 2009 and 2008, for obtaining land use rights in PRC. The Company intends to utilize the land for the development of new project. To obtain the land use rights from the Government, the Company is required to pay the demolish fee associated with the obtaining of the land use rights amounting $21,975,124 (RMB 150,000,000). As of December 31, 2009, the
     demolish fee was not deposited with the government, therefore, the official title of land use right has not been transferred to the Company. The
     deposit  for  land  use  rights  was   guaranteed  by  the  assets  of  the
     shareholder.

Note 4 - PROPERTY AND EQUIPMENT

     As of December 31, 2009 and 2008, the property and equipment of the Company consisted of the following:

                                                     2009          2008
                                                -----------------------------
            Buildings                            $ 7,216,389     $ 7,219,985
            Infrastructure and Leasehold
            Improvement                            1,784,416       1,785,306
            Furniture and fixtures                 1,655,996       1,641,140
            Equipments                             1,971,673       1,979,558
            Automobiles                              313,516         313,672
                                                -----------------------------
                                                  12,941,990      12,939,661
            Accumulated Depreciation              (6,815,911)     (6,450,451)
                                                -----------------------------
            Property and Equipment, net          $ 6,126,079     $ 6,489,210
                                                =============================

     The Company had depreciation expenses of $368,411 and $367,503 for the years ended December 31, 2009 and 2008 respectively. Parts of depreciation expenses amounted of $314,482 and $308,539 in 2009 and 2008 have been presented as cost of sales.

Note 5 - LAND USE RIGHT

      According to the laws of China, the State owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

      As of December 31, 2009 and 2008, the land use rights of the Company consisted of the following:

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009


                                                         2009           2008
                                                         ----           ----

                  Land use rights                   $ 3,341,425    $ 3,343,090
                  Accumulated amortization             (837,886)      (777,027)
                                                    ------------   ------------
                  Land use rights, net              $ 2,503,539    $ 2,566,063
                                                    ------------   ------------

     The Company had amortization expenses of $61,202 and $66,474 as of December 31, 2009 and 2008. The amortization expenses for land use right for next five years after December 31, 2009 are as follows:

     2010                     $       61,202
     2011                             61,202
     2012                             61,202
     2013                             61,202
     2014                             61,202
     After                         2,197,529
                               --------------
  Total                       $    2,503,539
                               ==============

Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The Company's accounts payable and accrued expenses as of December 31, 2009 and 2008 are summarized as follows:

                                                     2009          2008
                                                     ----          ----

            Accounts payables                    $  274,171   $  141,761
            Other payables                          364,752      372,014
            Accrued payroll                          40,998       41,019
            Accrued expenses                         64,841       72,597
                                                 -----------  -----------
            Total accounts payables and            $744,762   $  627,391
            accrued expenses                     ===========  ===========

Note 7 - DEFERRED REVENUE

     The company has recorded deferred revenue of $188,273 and $60,217 as of December 31, 2009 and 2008. Deferred revenue represents advances from customers for using the resort facilities within the next twelve month period.

Note 8- TAX PAYABLES

     As of December 31, 2009 and 2008, tax payables are summarized as follows:

                                              2009            2008
                                          --------------  -------------
      Income tax payable                   $ 5,286,176     $ 4,432,281
      Business tax payable                   1,101,154         904,104
      VAT payable                                   42             109
      Other taxes payable                      130,171         124,865
                                          -------------   -------------
      Tax payable                          $ 6,517,543     $ 5,461,359
                                          ==============  =============

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009


Note 9 - INCOME TAXES

     The Company is registered in the State of Nevada and has registered primarily in two tax jurisdictions - the PRC and the United States. For certain operations in US and China, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2009. Accordingly, the Company has no net deferred tax assets.

     The provision for income taxes consists of the following for the years ended December 31, 2009 and 2008:

                                       2009             2008
         US Current Income Tax
         Expense (Benefit)
         ----------------------------------------------------
         Federal                       $       -    $       -
         ----------------------------------------------------
         State                                 -            -
         ----------------------------------------------------
                                               -            -
         ----------------------------------------------------
         PRC Current Income              855,496      889,350
         Expense (Benefit)
         ----------------------------------------------------
         Total Provision for           $ 855,496    $ 889,350
         Income Tax
         ----------------------------------------------------

     The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

            -------------------------------------------------------------
                                                  2009              2008
            -------------------------------------------------------------
            Tax expense (credit) at                34%          34%
            statutory rate - federal
            -------------------------------------------------------------
            State tax expense net of federal       6%            6%
            tax
            -------------------------------------------------------------
            Valuation allowance                   (40%)        (40%)
            -------------------------------------------------------------
            Foreign income tax - PRC               25%          25%
            -------------------------------------------------------------
            Tax expense (benefit) at actual        25%          25%
            rate
            -------------------------------------------------------------

     United States of America
     ------------------------

     As of December 31, 2009, the Company in the United States had approximately $1,205,880 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

     The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2009 and 2008.

               ------------------------------------------------------
                                                 2009         2008
               ------------------------------------------------------
               Net operation loss carry     $  1,205,880  $1,075,040
               forward
               ------------------------------------------------------
               Total deferred tax assets         409,999     365,514
               ------------------------------------------------------
               Less: valuation allowance       (409,999)   (365,514)
               ------------------------------------------------------
               Net deferred tax assets      $         -   $       -
               ------------------------------------------------------

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009

     People's Republic of China (PRC)
     --------------------------------

     Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will continue until the tax exemption period expires. The applicable new EIT for the Company is 25%. The Company paid $0 of income tax payable as of December 31, 2009 and 2008.

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

     The Company did not have any significant deferred income tax in PRC as of December 31, 2009 and 2008.

Note 10 - MANAGEMENT FEE AGREEMENTS

     The Company entered into five management agreements with Shanxi New Taohuayuan Economy Trade Company Limited and Shanxi Wenhao Group and its subsidiary on various time for a period of five years. Shanxi New Taohuayuan Economy Trade Company Limited and Shanxi Wenhao Group and its subsidiary are related parties. The annual management fees are fixed at approximately $2,020,279 (RMB13,800,000). For the year ended December 31, 2009 and 2008, the Company earned $2,020,279 and $1,986,257 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date (See Note 12 for details).

Note 11 -RELATED PARTIES TRANSACTIONS

     The Company has identified the following related parties:

     Dongjin Taoyuan Co., Limited - a stockholder of the Company in which the CEO has control and a beneficial interest.

     Shanxi Wenhao Zaliang Shifu Co., Limited ("Wenhao Group") - a stockholder of the Company in which the CEO has control and a financial interest.

     Shanxi Xianyong Luye Developing Co., Limited - a stockholder of the Company in which the CEO has control and a beneficial interest.

     The Company as of December 31, 2009 had receivable $169,321 from Shanxi NTHY - Dongjing Taoyuan Co. Ltd. $380,886 from the Wenhao Group, $20,760 from Shanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured, interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009

     The Company as of December 31, 2008 had receivable $128,460 from Shanxi NTHY - Dongjing Taoyuan Co., $381,785 from the Wenhao Group, and $56,503 from Shanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured, interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

     As of December 31, 2009 and 2008, there were no related parties' payables.

Note 12 -- COMMITMENTS

     Following are some of the significant commitments as of December 31, 2009 and 2008:

     1. Management Agreements with Shanxi New Taohuayuan Tourism & Trading Co. Ltd. - Dongjin Taoyuan Branch and Shanxi Wenhao Taoyuan Nanlu Branch

     On January 15, 2004 the Company signed two five-year agreements with Shanxi New Taohuayuan Tourism & Trading Co. Ltd - Dongjin Taoyuan Branch and Xi'an Taoyuan Nanlu Branch to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,500,000 from each of the restaurant respectively as basic annual management fees, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements expired on Jan 14, 2009. The company extended the agreements for 5 years and the new agreements will expire on Jan. 9, 2014. For the year ended December 31, 2009, the management fees earned amounting to $512,393 and $512,393 respectively based upon the agreements.

     2. Management Agreements with Shanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch

     On January 10, 2006 the Company signed three five-year agreements with Shanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch respectively to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,600,000, RMB 1,800,000 and RMB 1,400,000 from each of these restaurants respectively as basic annual management compensation, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements will expire on January 9, 2010. For the year ended December 31, 2009, the management fees earned amounting $527,032, $263,516 and $204,957 respectively based upon the agreements.

     3. New Taohuayuan Decoration Project agreements with Shanxi Traditional Decoration Co., Ltd.

     On Mar. 15, 2006, the company signed a decoration agreement with Shanxi Traditional Decoration Co. Ltd for company's Decoration Project. The company hired the Shanxi Traditional Decoration Co. Ltd., to do decoration work on its property with the commitment to pay RMB 80,000,000 as total compensation. The company will pay 30% of the amount at the beginning of the construction, 30% will be paid on 50% completion and 40% after the project is completed. The company is also responsible for appointing the third party as supervisor to monitor the project and to protect the surrounding environment. The project started on April 1st, 2006 and will be finished in June 2012. The project was delayed because of public facility construction. As of December 31, 2009, the Company has paid $3,494,045 to the said contractor included in construction in progress.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009

     4. Lantian Xintianyou Garden Green Project Agreement with Shanxi Qinghua Green Project Co.,Ltd.

     On May 15, 2007, the company signed an agreement with Shanxi Qinghua Green Co. Ltd for the afforesting project of Lantian Xintianyou Garden Green. The company hired Shanxi Oinghua Green Project Co. Ltd., to perform afforesting work on the garden with the commitment to pay RMB 50,000,000 as total compensation. The company will pay 30% of the amount at the inception of the construction, 35% will be paid on 50% completion and 30% after the project completes. The final 5% will be held as project quality insurance deposit. After the project completed, Shanxi Qinghua Green Co.,Ltd will be responsible for the maintenance of the garden and the company will pay RMB 1,250,000 as annual compensation for services. The project started on Oct. 6, 2007 and will be finished in June 2012. The project was delayed because of public facility construction. As of December 31, 2009, the Company has paid $14,076,386 to the said contractor included in construction in progress.

     5.   Lantian Xintianyou Garden Project

     The Company entered an agreement with Lantian County, Xian City, Shanxi Province to offer a new project's development - Lantian Xingtianyou Project in 2003. The Company acquired a land (4512 Mu) in Lantian County and committed to finish the project in one year. The project has been started since 2004. However, the Company paid amount of $17,580,099 (RMB 120,000,000) as land cost in 2006 but the title is not yet transferred to the Company without paying the demolish fee associated with the project (See note C for details).

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

     In accordance with the Chinese Company Law, the company reserved $256,649 and $266,805 statutory fund for the years ended December 31, 2009 and 2008 respectively.

     According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is no more required to reserve the "Statutory common welfare fund". Accordingly, the Company did not reserve the common welfare fund as of December 31, 2009 and 2008.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009

Note 14 - STOCKHOLDERS' EQUITY

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

     Since the consulting company did not provide the services to the company's satisfaction, on February 28, 2008, the Company's directors adopted a resolution authorizing the repurchase of these shares at a price of $0.05 per share. As of December 31, 2009, the consulting company has not sold any of these shares to the Company.

Note 15 - OTHER COMPREHENSIVE INCOME

     Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, as of December 31, 2009 and 2008 are as follows:

                                                         Foreign Currency
                                                      Translation Adjustment
                                                      -----------------------
                   Balance at December 31, 2007            $    3,207,587

                   Change in 2008                               2,097,133
                                                      -----------------------
                   Balance at December 31, 2008            $    5,304,720

                   Change in 2009                                 176,662
                                                      -----------------------
                   Balance at December 31, 2009            $    5,481,382
                                                      =======================

Note 16- SEGMENT REPORTING

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

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009


                                               For the years ended December 31,
                                                     2009            2008
Revenues
  Resort income from unaffiliated customers    $  4,947,307     $  5,090,072
  Management fee income from affiliated
   customers                                      2,020,279        1,986,257
                                               -------------    -------------
          Consolidated                         $  6,967,586     $  7,076,329
                                               =============    =============
Operating income
  Resort income                                $  1,526,261     $  2,573,897
  Management fee income                           2,020,279        1,986,257
  Corporation (1)                                  (111,995)      (1,035,484)
                                               -------------    -------------
          Consolidated                         $  3,434,545     $  3,524,670
                                               =============    =============
Net income before income taxes
  Resort income                                $  1,513,701     $  2,606,628
  Management fee income                           2,020,279        1,986,257
  Corporation (1)                                  (111,995)      (1,035,484)
                                               -------------    -------------
          Consolidated                         $  3,421,985     $  3,557,401
                                               =============    =============
Identifiable assets:
  Resort income                                $ 27,028,250     $ 27,419,437
  Corporation (1)                                17,570,430       13,134,481
                                               -------------    -------------
          Consolidated                         $ 44,598,680     $ 40,553,918
                                               =============    =============
Depreciation and amortization:
  Resort income                                $    429,614     $    433,977
                                               =============    =============
Capital expenditures:
  Resort income                                $      8,768     $          -
  Corporation (1)                                 4,439,344        4,556,877
                                               -------------    -------------
          Consolidated                            4,448,112     $  4,556,877
                                               =============    =============

     (1).  Unallocated income (loss) from Operating income (loss) and Net income
     (loss) before taxes are primarily related to general corporate expenses and capital expenditure for new project.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April 2010.


                                NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


                                By:  /s/ Cai Danmei
                                    -----------------------------------------
                                    Cai Danmei, Principal Executive, Financial
                                    and Accounting Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date
---------                        -----                ----


/s/ Chen Jingmin               Director            April 9, 2010
----------------------
Chen Jingmin

/s/ Liu Bo                     Director            April 9, 2010
----------------------
Liu Bo

/s/ Cai Danmei                 Director            April 9, 2010
----------------------
Cai Danmei

/s/ Hu Yangxiong               Director            April 9, 2010
----------------------
Hu Yangxiong

/s/ Yang Erping                Director            April 9, 2010
----------------------
Yang Erping

/s/ Zhao Jianwen               Director            April 9, 2010
----------------------
Zhao Jianwen

/s/ Wang Chang Zhu             Director            April 9, 2010
----------------------
Wang Chang Zhu

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


                                    FORM 10-K

                                    EXHIBITS