Form 10-Q
period 2010-03-31
New Taohuayuan Culture Tourism Co., Ltd.
filed 2010-05-17
CIK 1311185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended March 31, 2010

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

                 For the transition period from _____ to _______

                          Commission File Number: None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.
             (Exact Name of Registrant as Specified in its Charter)

                      Nevada                          Applied For
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                                1# Dongfeng Road
                   Xi'an Weiyang Tourism Development District
                                  Xi'an, China
                  -------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code: 0086-29-86671555

                                       N/A
      -------------------------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

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

Larger accelerated filer [  ]                   Accelerated filer [  ]
Non-accelerated filer [  ]                Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,727,327 shares outstanding as of April 30, 2010.

               NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMIITED AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010

                                TABLE OF CONTENTS


Unaudited Consolidated Balance Sheets as of March 31, 2010
   and December 31, 2009                                                   1

Unaudited Consolidated Statements of Income
    for the three month periods ended March 31, 2010 and 2009              2

Unaudited Consolidated Statements of Cash Flows
    for the three month periods ended March 31, 2010 and 2009              3

Notes to Unaudited Consolidated Financial Statements                      5-22

                NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     Assets
                                                            As at
                                           March 31, 2010     December 31, 2009
 Current assets
   Cash and cash equivalents               $      33,384          $    145,115
   Accounts receivable, net                        1,426                32,656
   Inventories                                    74,748                69,599
   Prepaid expenses and other current assets         713                   195
   Due from related parties                      532,348               570,967
                                           -------------          ------------
     Total Current Assets                        642,619               818,533

 Property & equipment, net                     6,029,081             6,126,079
 Construction-in- progress                    18,604,779            17,570,430
 Land use right, net                           2,487,462             2,503,539
 Deposit for land use right                   17,580,357            17,580,099
                                           -------------          ------------
     Total assets                          $  45,344,298          $ 44,598,680
                                           =============          ============

                      Liabilities and Stockholders' Equity

 Liabilities
    Current liabilities
    Accounts payable and accrued expenses  $     619,945          $    744,762
    Deferred revenue                             152,069               188,273
    Due to related party                          23,440                    --
    Taxes payable                              6,771,230             6,517,543
                                           -------------          ------------
     Total Current Liabilities                 7,566,685             7,450,578

 Stockholders' equity
    Share Capital
    Preferred stock, $.001 par value,
       10,000,000 shares authorized, none
       issued and outstanding                         --                    --
    Common stock, $.001 par value, 50,000,000
       shares authorized, 18,727,327 issued
       and outstanding as of December 31,
       2009 and 2008                              18,727                18,727
    Additional paid in capital                15,855,727            15,855,727
    Statutory reserve                          2,605,240             2,542,355
    Other comprehensive income                 5,482,047             5,481,382
    Retained earnings                         13,815,872            13,249,911
                                           -------------          ------------
    Total stockholders' equity                37,777,613            37,148,102
                                           -------------          ------------

     Total liabilities and stockholders'
       equity                               $ 45,344,298          $ 44,598,680
                                            ============          ============



        The accompanying notes are an integral part of these consolidated financial statements.

               NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                         AND OTHER COMPREHENSIVE INCOME

                                                   For the three month periods
                                                        ended March 31,
                                                    2010               2009
                                                    ----               -----
 Net revenue
    Catering and hotel related services income  $ 1,162,268         $1,135,224
    Management fee income                           505,337            503,900
                                                -----------         ----------

         Total net revenue                        1,667,605          1,639,124

 Cost of revenue                                    437,633            340,094

 Gross profit                                     1,229,972          1,299,030
                                                -----------         ----------
 Operating expenses
    General and administrative expenses             250,921            484,266
    Depreciation and amortization                   139,449            109,608
                                                -----------         ----------
          Total operating expenses                  390,370            593,873
                                                -----------         ----------

 Income from operations                             839,602            705,157
                                                -----------         ----------

 Other Income (Expense)
    Interest income                                     139
    Other income (expense), net                      (1,281)             3,272
                                                -----------         ----------
          Total other income (expense)               (1,141)             3,272
                                                -----------         ----------

 Income before income taxes                         838,461            708,429
 Provision for income taxes                         209,615            157,498
                                                -----------         ----------
 Net income                                         628,845            550,931

 Other comprehensive item:
    Foreign currency translation gain(loss)             665           (163,278)
                                                -----------         ----------
    Net comprehensive income                    $   629,510         $  387,653
                                                ===========         ==========

 Earning per share:
    Basic & diluted earning per share           $      0.03         $     0.03
                                                ===========         ==========

 Weighted average number of shares
  outstanding:
    Basic & diluted weighted average
      number of shares                           18,727,327         18,727,327
                                                ===========         ==========



   The accompanying notes are an integral part of these consolidated financial statements.

               NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 For the three month periods
                                                        ended March 31,
                                                    2010               2009
                                                    ----               -----
 Cash Flows from Operating Activities
    Net income                                  $  628,845          $  550,931
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                139,449             109,608
      Provision for Bad debts                      (28,682)             33,639
      Loss as sales of fixed assets                  3,644                  --
      (Increase) / decrease in current assets:
        Accounts receivables                        59,907             (18,764)
        Inventory                                   (5,147)             (5,913)
        Other receivables                             (425)               (460)
        Prepaid expenses and other current assets       --              (1,358)
        Increase/(decrease) in current liabilities:
         Accounts payable and accrued expenses    (124,804)            169,329
         Taxes payable                             253,543             200,134
         Deferred revenue                          (36,200)             71,836
                                                 ---------           ---------

      Net cash provided by operating activities    890,130           1,108,981
                                                 ---------           ---------

 Cash Flows from Investing Activities
      Payment for construction in progress      (1,033,891)         (1,132,973)
      Purchase of fixed assets                     (30,815)                 --
      Proceeds from sales of fixed asset               901                  --
       Advances to related parties                  38,619                  --
                                                 ---------           ---------
      Net cash used in investing activities     (1,025,186)         (1,132,973)
                                                 ---------           ---------

 Effect of exchange rate changes on cash
    and cash equivalents                            23,324              79,855

 Net Increase/ (decrease) in cash and
    cash equivalents                              (111,731)             55,863

    Cash and cash equivalents, beginning balance   145,115              89,252
                                                 ---------           ---------
    Cash and cash equivalents, ending balance   $   33,384           $ 145,115
                                                ==========           =========

 Supplemental noncash financial disclosures:
  Cash paid during the year for:
      Income tax payments                       $       --           $      --
                                                ==========           =========
      Interest payments                         $       --           $      --
                                                ==========           =========


   The accompanying notes are an integral part of these consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010


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

      The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

      Foreign currency transactions and comprehensive income (loss)

      As of March 31, 2010, the accounts of Shanxi NTHY were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52 (ASC830), "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130 (ASC 220), "Reporting Comprehensive Income" as a component of shareholders' equity.

      During the three month periods ended March 31, 2010 and 2009 the transactions of Shanxi NTHY were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109 ("FIN 48") (ASC 740). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006.

      Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law of China has replaced the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will continue until it expires.

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

1.    Contingencies

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

      Allowance for Doubtful Accounts

      Management reviews the composition of accounts receivable, loans and prepaid expense and analyzes historical bad debts, aging analysis, current economic trends and changes in payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $71,997 and $100,776 at March 31, 2010 and December 31, 2009 respectively.

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

      Basic and Diluted Earnings Per Share

      Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128) (ASC260), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128 (ASC260). Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share were $0.03 for the three month periods ended March 31, 2010 and 2009 respectively.

      Recent Accounting Pronouncements

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

      In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010. There was no material impact upon the adoption of this standard on the Company's consolidated financial statements

      In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards became effective for us beginning in the fourth quarter of fiscal year 2009 and there was no material impact upon the adoption of this standard on the Company's consolidated financial statements.

      Reclassifications

      Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

Note 3 - DEPOSIT FOR LAND USE RIGHT

      The company has deposited amounts with the local government, for land use rights amounting $17,580,357 and $17,580,099 (RMB 120,000,000) as of March
      31, 2010 and December 31, 2009, for obtaining land use rights in PRC. The Company intends to utilize the land for the development of new project. To obtain the land use rights from the Government, the Company is required to pay the demolish fee associated with the obtaining of the land use rights amounting $21,975,446 (RMB 150,000,000). As of March 31, 2010, the
      demolish fee was not deposited with the government, therefore, the official title of land use right has not been transferred to the Company. The deposit for land use rights was guaranteed by the asset of the shareholder company.

Note 4 - PROPERTY AND EQUIPMENT

      As of March 31, 2010 and December 31, 2009, the property and equipment of the Company consisted of the following:

                                                   3/31/2010        12/31/2009

      Buildings                                   $ 7,216,495      $ 7,216,389
      Infrastructure and Leasehold Improvement      1,784,443        1,784,416
      Furniture and fixtures                        1,620,256        1,655,996
      Equipments                                    1,971,701        1,971,673
      Automobiles                                     313,520          313,516
                                                   12,906,415       12,941,990
      Accumulated Depreciation                     (6,877,334)      (6,815,911)
                                                  -----------      -----------
          Property and Equipment, net            $  6,029,081      $ 6,126,079
                                                 ============      ===========


      The Company had depreciation expenses of $ 123,338.59 and $96,740.65 for the three month periods ended March 31, 2010 and 2009 respectively. Parts of depreciation expenses amounted of $78,662 and $78,437.92 in three month periods ended March 31, 2010 and 2009 have been presented as cost of sales.

Note 5 - LAND USE RIGHT

      According to the laws of China, the State owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

      As of March 31, 2010 and December 31, 2009, the land use rights of the Company consisted of the following:

                                                3/31/2010      12/31/2009

      Land use rights                         $  341,474    $  3,341,425
      Accumulated amortization                  (854,012)       (837,886)
                                              ----------   -------------

      Land use rights, net                    $2,487,462    $  2,503,539
                                              ----------    ------------


      The Company had amortization expenses of $16,110 and $12,867 as of March 31, 2010 and 2009. The amortization expenses for land use right for next five years after March 31, 2010 are as follows:

                  2010                  $       48,330
                  2011                          64,440
                  2012                          64,440
                  2013                          64,440
                  2014                          64,440
                  After                      2,181,372
                                          ------------
                    Total                  $ 2,487,462
                                           ===========


Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      The Company's accounts payable and accrued expenses as of March 31, 2010 and December 31, 2009 are summarized as follows:

                                                3/31/2010      12/31/2009

      Accounts payables                     $    150,749      $  274,171
      Other payables                             355,865         364,752
      Accrued payroll                             40,999          40,998
      Accrued expenses                            72,332          64,841
                                            ------------    ------------
      Total accounts payables and
         accrued expenses                     $  619,945       $ 744,762
                                              ==========       =========

Note 7 - DEFERRED REVENUE

      The company has recorded deferred revenue of $152,069 and $188,273 as of March 31, 2010 and December 31, 2009. Deferred revenue represents advances from customers for using the resort facilities within the next twelve month period.


Note 8- TAX PAYABLES

      As of March 31, 2010 and December 31, 2009, tax payables are summarized as follows:

                                               3/31/2010       12/31/2009

             Income tax payable              $  5,495,909     $ 5,286,176
             Business tax payable               1,143,923       1,101,154
             VAT payable                               42              42
             Other taxes payable                  131,356         130,171
                                             ------------     -----------

             Tax payable                     $  6,771,230     $ 6,517,543
                                             ============     ===========

Note 9 - INCOME TAXES

      The Company is registered in the State of Nevada and has registered primarily in two tax jurisdictions - the PRC and the United States. For certain operations in US and China, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2010. Accordingly, the Company has no net deferred tax assets.

      The provision for income taxes consists of the following for the three month periods ended March 31, 2010 and 2009:

                                                          2010          2009
         US Current Income Tax Expense (Benefit)

         Federal                                      $      --      $     --
         State                                               --            --
         PRC Current Income Expense (Benefit)           209,615       157,498
                                                      ---------      --------

         Total Provision for Income Tax               $ 209,615      $157,498
                                                      =========      ========

      The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:


                                                  2009              2008
                                                 -----              -----
            Tax expense (credit) at                34%               34%
            statutory rate - federal

            State tax expense net of federal
            tax                                     6%                6%

            Valuation allowance                   (40%)             (40%)

            Foreign income tax - PRC               25%               25%
                                                ------            ------
            Tax expense (benefit) at actual
            rate                                   25%               25%
                                                ======            ======

      United States of America
      ------------------------

      As of March 31, 2010, the Company in the United States had approximately $1,234,128 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at March 31, 2010 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

      The following table sets forth the significant components of the net deferred tax assets for operation in the US as of March 31, 2010 and December 31, 2009.

                                                3/31/2010      12/31/2009
                                                ---------      ----------

               Net operation loss carry
               forward                        $ 1,234,128      $1,205,880


               Total deferred tax assets          419,603         409,999

               Less: valuation allowance         (419,603)       (409,999)
                                              -----------      ----------
               Net deferred tax assets        $        --      $       --
                                              -----------      ----------
      People's Republic of China (PRC)

      Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law has replaced the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will continue until the tax exemption period expires. The applicable new EIT for the Company is 25%. The Company paid $0 of income tax payable as of March 31, 2010 and 2009.

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

       The Company did not have any significant deferred income tax in PRC as of March 31, 2010 and December 31, 2009.

Note 10 - MANAGEMENT FEE AGREEMENTS

      The Company entered into five management agreements with Shanxi New Taohuayuan Economy Trade Company Limited and Shanxi Wenhao Group and its subsidiary on various time for a period of five years. Shanxi New Taohuayuan Economy Trade Company Limited and Shanxi Wenhao Group and its subsidiary are related parties. The annual management fees are fixed at approximately $2,020,291 (RMB13,800,000). For the three month periods ended March 31, 2010 and 2009, the Company earned $505,339 and $503,900 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date (See Note 12 for details).

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

      Shaanxi Economic and Trade Co., Limited - a stockholder of the Company in which CEO has control and a beneficial interest.

      The Company as of March 31, 2010 had receivable $130,736 from Shanxi NTHY
      - Dongjing Taoyuan Co. Ltd. $377,892 from the Wenhao Group, $23,720 from Shanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured, interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

      The Company as of December 31, 2009 had receivable $169,321 from Shanxi NTHY - Dongjing Taoyuan Co. Ltd. $380,886 from the Wenhao Group, $20,760 from Shanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured, interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

      As of March 31, 2010, company has payable $23,440 from Shanxi Economic and Trade Co., Limited and there were no related parties' payables as of December 31, 2009.

Note 12 -- COMMITMENTS

      Following are some of the significant commitments as of March 31, 2010 and 2009:

      1. Management Agreements with Shanxi New Taohuayuan Tourism & Trading Co. Ltd. - Dongjin Taoyuan Branch and Shanxi Wenhao Taoyuan Nanlu Branch

      On January 15, 2004 the Company signed two five-year agreements with Shanxi New Taohuayuan Tourism & Trading Co. Ltd - Dongjin Taoyuan Branch and Xi'an Taoyuan Nanlu Branch to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,500,000 from each of the restaurant respectively as basic annual management fees, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements expired on Jan 14, 2009. The company extended the agreements for 5 years and the new agreements will expire on Jan. 9, 2014. For the three month periods ended March 31, 2010, the management fees earned amounting to $126,993 and $128,538 respectively based upon the agreements. And for the three months periods ended March 31, 2009, the management fee earned amounting to $127,801 and $127,801.

      2. Management Agreements with Shanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch

      On January 10, 2006 the Company signed three five-year agreements with Shanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch respectively to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,600,000, RMB 1,800,000 and RMB 1,400,000 from each of these restaurants respectively as basic annual management compensation, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements will expire on January 10, 2011. For the three month periods ended March 31, 2010, the management fees earned amounting $132,250, $66,292 and $51,266 respectively based upon the agreements. And for the three months periods ended March 31, 2009, the management fee earned amounting to $131,452, $65,726 and $51,120.

      3. New Taohuayuan Decoration Project agreements with Shanxi Traditional Decoration Co., Ltd.

      On Mar. 15, 2006, the company signed a decoration agreement with Shanxi Traditional Decoration Co. Ltd for company's Decoration Project. The company hired the Shanxi Traditional Decoration Co. Ltd., to do decoration work on its property with the commitment to pay RMB 80,000,000 as total compensation. The company will pay 30% of the amount at the beginning of the construction, 30% will be paid on 50% completion and 40% after the project is completed. The company is also responsible for appointing the third party as supervisor to monitor the project and to protect the surrounding environment. The project started on April 1st, 2006 and will be finished in June 2012. The project was delayed because of public facility construction. As of March 31, 2010, the Company has paid $5,105,629 to the said contractor included in construction in progress.

      4. Lantian Xintianyou Garden Green Project Agreement with Shanxi Qinghua Green Project Co.,Ltd.

      On May 15, 2007, the company signed an agreement with Shanxi Qinghua Green Co. Ltd for the afforesting project of Lantian Xintianyou Garden Green. The company hired Shanxi Oinghua Green Project Co. Ltd., to perform afforesting work on the garden with the commitment to pay RMB 50,000,000 as total compensation. The company will pay 30% of the amount at the inception of the construction, 35% will be paid on 50% completion and 30% after the project completes. The final 5% will be held as project quality insurance deposit. After the project completed, Shanxi Qinghua Green Co.,Ltd will be responsible for the maintenance of the garden and the company will pay RMB 1,250,000 as annual compensation for services. The project started on Oct. 6, 2007 and will be finished in June 2012. The project was delayed because of public facility construction. As of March 31, 2010, the Company has paid $13,499,150 to the said contractor included in construction in progress.

      5. Lantian Xintianyou Garden Project

      The Company entered an agreement with Lantian County, Xian City, Shanxi Province to offer a new project's development - Lantian Xingtianyou Project in 2003. The Company acquired a land (4512 Mu) in Lantian County and committed to finish the project in one year. The project has been started since 2004. However, the Company paid amount of $17,580,357 (RMB 120,000,000) as land cost in 2006 but the title is not yet transferred to the Company without paying the demolish fee associated with the project (See note 3 for details).

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

      In accordance with the Chinese Company Law, the company reserved $62,885 and $47,249 statutory fund for the three month periods ended March 31, 2010 and 2009 respectively.

      According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is no more required to reserve the "Statutory common welfare fund". Accordingly, the Company did not reserve the common welfare fund as of March 31, 2010.

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

      Since the consulting company did not provide the services to the company's satisfaction, on February 28, 2008, the Company's directors adopted a resolution authorizing the repurchase of these shares at a price of $0.05 per share. As of March 31, 2010, the consulting company has not sold any of these shares to the Company.

Note 15 - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, as of March 31, 2010 and December 31, 2009 are as follows:

                                                    Foreign Currency
                                                 Translation Adjustment

            Balance at December 31.2009                $ 5,481,382
            Change in 2010                                     665
                                                       -----------
            Balance at March 31, 2010                  $ 5,482,047
                                                       ===========


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

      The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:

                                                    For the three month periods
                                                         ended March 31,
                                                    ---------------------------
                                                       2010             2009
Revenues
   Resort income from unaffiliated customers       $ 1,162,268     $  1,135,224
   Management fee income from affiliated customers     505,337          503,900
                                                   -----------     ------------
   Consolidated                                    $ 1,667,605     $  1,639,125
                                                   -----------     ------------

Operating income
   Resort income                                   $   370,000     $    207,313
   Management fee income                               505,337          503,900
   Corporation (1)                                     (35,735)         (84,495)
                                                   -----------     ------------
   Consolidated                                    $   839,602     $    626,719
                                                   -----------     ------------

Net income (loss) before taxes
   Resort income                                   $   368,859     $    179,063
   Management fee income                               505,337          377,925
   Corporation (1)                                     (35,735)         (84,495)
                                                   -----------     ------------
   Consolidated                                    $   838,461     $    472,493
                                                   -----------     ------------

Identifiable assets:
   Resort income                                   $26,739,519     $ 27,107,701
   Corporation (1)                                  18,604,779       14,223,297
                                                   -----------     ------------
   Consolidated                                   $ 45,344,298     $ 41,330,997
                                                   -----------     ------------

Depreciation and amortization:
   Resort income                                  $    139,449     $    109,608
                                                   -----------     ------------

Capital expenditures:
   Resort income                                  $    (30,815)    $         --
   Corporation (1)                                   1,033,891        1,132,973
                                                   -----------     ------------
   Consolidated                                   $  1,003,076     $  1,132,973
                                                   -----------     ------------

(1) Unallocated income (loss) from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses and capital expenditure for new project.

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

      Our business is not seasonal in nature.

Results of Operations

Three Months Ended March 31, 2010

      Material changes of items in our Statement of Operations for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, are discussed below:

                         Increase (I)
Item                    or Decrease (D)   Reason

General and Administrative
  Expenses                      D         Reduction in fuel costs.

Foreign Currency
   Translation Gain (loss)      I         Change in currency exchange rates.

Liquidity and Capital Resources

     Our material sources and (uses) of cash during the year ended December 31, 2009 are shown in our Statement of Cash Flows which are part of the financial statements included with this report.

      We intend to develop an 848 acre commercial and residential development in Lantian, a city located approximately 23 miles from Xi'an and a 150 room hotel and resort in Xi'an. As of March 31, 2010 we had not started actual construction work on these projects.

      We have financed our operations to date through the sale of our common stock and cash generated by our operations. As of March 31, 2010 expenditures for the Lantian and New Hainan projects have been funded with cash from our operations and proceeds from the sale of our common stock. We expect to finance the remaining costs for the Lantian and New Hainan projects through cash from our operations and loans. Loans would be collateralized by the property and issued in conjunction with the government. However, required financing may not be available to us, in which case the development of the projects may take additional time or we may be unable to develop the projects. At present, we do not have any lines of credit or other bank financing arrangements.

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

      There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed above.


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



                                      NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


May 17, 2010                          By: /s/ Cai Danmei
                                          ------------------------------------
                                          Cai Danmei, Principal Executive,
                                            Financial and Accounting Officer