Form 10-Q
period 2010-06-30
New Taohuayuan Culture Tourism Co., Ltd.
filed 2010-08-16
CIK 1311185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

                          Commission File Number: None

                    NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.
                 ----------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      Nevada                          Applied For
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                                1# Dongfeng Road
                  Xi'an Weiyang Tourism Development District
                                  Xi'an, China
                     -------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

     Registrant's telephone number including area code:  0086-29-86671555

                                       N/A
             ------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

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

Large accelerated filer [  ]                     Accelerated filer [  ]

Non-accelerated filer [  ]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).         Yes [  ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,727,327 shares outstanding as of August 15, 2010.

        NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMIITED AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2010

                                TABLE OF CONTENTS



Unaudited Consolidated Balance Sheets as of June 30, 2010
 and  December 31, 2009 ............................................    1

Unaudited Consolidated Statements of Income for the three
 and six month periods ended June 30, 2010 and 2009 ................    2


Unaudited Consolidated Statements of Cash Flows for the
 six month periods ended June 30, 2010 and 2009 ...................     3

Notes to Unaudited Consolidated Financial Statements .................4-18

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     Assets
                                                         As at

                                             June 30, 2010    December 31, 2009
                                             -------------    -----------------
     Current assets
       Cash and cash equivalents               $   145,190         $   145,115
       Accounts receivable, net                    111,992              32,656
       Inventories                                  68,608              69,599
       Prepaid expenses and other
          current assets                             1,800                 195
       Due from related parties                    561,883             570,967
                                               -----------         -----------
               Total Current Assets                889,472             818,533


     Property & equipment, net                   5,970,003           6,126,079
     Construction-in- progress                  19,682,003          17,570,430
     Land use right, net                         2,487,493           2,503,539
     Deposit for land use right                 17,695,200          17,580,099
                                               -----------         -----------
       Total assets                            $46,724,170         $44,598,680
                                               ===========         ===========

                      Liabilities and Stockholders' Equity

Liabilities
     Current liabilities
       Accounts payable and accrued
          expenses                             $  692,934          $   744,762
       Deferred revenue                           232,475              188,273
       Due to related party                        46,892
       Taxes payable                            7,079,453            6,517,543
                                               ----------          -----------
           Total Current Liabilities            8,051,755            7,450,578

Stockholders' equity
     Share Capital
       Preferred stock, $.001 par value,
          10,000,000 shares authorized,
          none issued and outstanding                   -                    -
       Common stock, $.001 par value,
          50,000,000 shares authorized,
          18,727,327 issued and
          outstanding as of December
          31,2009 and 2008                         18,727               18,727
       Additional paid in capital              15,855,727           15,855,727
       Statutory reserve                        2,669,641            2,542,355
       Other comprehensive income               5,732,832            5,481,382
       Retained earnings                       14,395,488           13,249,911
                                              -----------          -----------
       Total stockholders' equity              38,672,415           37,148,102
                                              -----------          -----------
     Total liabilities and stockholders'
     equity                                   $46,724,170          $44,598,680
                                              ===========          ===========


        The accompanying notes are an integral part of these consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

                                     For the three month periods ended June 30,    For the six month periods ended June 30,
                                              2010               2009                     2010               2009
                                           -----------        -----------              -----------        -----------
Net revenue
   Catering and hotel related
      services income                     $ 1,086,810        $ 1,179,342              $ 2,249,078        $ 2,314,567
   Management fee income                      505,597            504,395                1,010,934          1,008,296
                                          -----------        -----------              -----------        -----------
           Total net revenue                1,592,407          1,683,738                3,260,012          3,322,862

Cost of revenue                               369,010            532,827                  806,643            872,921
                                          -----------        -----------              -----------        -----------
Gross profit                                1,223,397          1,150,911                2,453,369          2,449,942

Operating expenses
   General and administrative
      expenses                                316,439            349,199                  567,360            833,465
   Depreciation and amortization               52,714             27,972                  192,163            216,018
                                          -----------        -----------              -----------        -----------
       Total operating expenses               369,154            377,171                  759,524          1,049,483
                                          -----------        -----------              -----------        -----------
Income from operations                        854,244            773,740                1,693,846          1,400,459
                                          -----------        -----------              -----------        -----------

Other Income (Expense)
   Interest income                               (139)               239                        -                239
   Other income (expense) , net                 3,264              3,470                    1,983              6,742
                                          -----------        -----------              -----------        -----------
       Total other income (expense)             3,125              3,709                    1,983              6,981
                                          -----------        -----------              -----------        -----------
Income before income taxes                    857,369            777,449                1,695,829          1,407,440

Provision for income taxes                    213,351            194,362                  422,966            351,860
                                          -----------        -----------              -----------        -----------
Net income                                    644,018            583,087                1,272,863          1,055,580

Other comprehensive item:
   Foreign currency translation
      gain(loss)                              250,785             50,947                  251,450           (112,331)
                                          -----------        -----------              -----------        -----------
Net comprehensive income                  $   894,803        $   634,034              $ 1,524,313        $   943,249
                                          ===========        ===========              ===========        ===========
Earning per share:
   Basic & diluted earning per share      $      0.03        $      0.03              $      0.07        $      0.06
                                          ===========        ===========              ===========        ===========

Weighted average number of shares
  outstanding:
   Basic & diluted weighted average
      number of shares                       18,727,327         18,727,327               18,727,327          18,727,327
                                            ===========        ===========              ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                     UNCONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the six month periods ended June 30,
                                                 2010            2009
                                             -----------     -----------

Cash Flows from Operating Activities
      Net income                             $ 1,272,863     $ 1,055,580
      Adjustments to reconcile net
         income to net cash provided
         by operating activities:
      Depreciation and amortization              192,163         372,971
      Bad debt expense                           (34,077)         104,992
      (Increase) / decrease in current
           assets:
         Accounts receivables                    (44,537)       (23,348)
         Inventory                                 1,438         (1,582)
         Other receivables                        (1,593)          (857)
         Prepaid expenses and other
             current assets                            -             731
         Increase/(decrease) in
             current liabilities:
         Accounts payable and accrued
             expenses                            (56,340)        122,479
         Taxes payable                           515,902         441,050
         Deferred revenue                         42,693          55,278
                                             -----------      ----------
      Net cash provided by operating
         activities                            1,888,511       2,127,294
                                             -----------      ----------

Cash Flows from Investing Activities
      Payment for construction in progress    (1,983,702)     (2,162,283)
      Disposition of fixed assets                 34,990               -
      Advances to related parties                 12,740         (38,427)
                                             -----------      ----------
      Net cash used in investing
         activities                           (1,935,972)     (2,200,710)
                                             ------------     ----------
Effect of exchange rate changes on cash
   and cash equivalents                           47,536            (274)

Net Increase/ (decrease) in cash and cash
   equivalents                                        75         (73,690)

      Cash and cash equivalents,
         beginning balance                       145,115          89,252
                                             -----------      ----------
      Cash and cash equivalents, ending
         balance                             $   145,190      $   15,562
                                             ===========      ==========
Supplemental noncash financial
disclosures:

      Cash paid during the year for:
           Income tax payments                $       -       $        -
                                             ==========       ==========
           Interest payments                  $       -       $        -
                                             ==========       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


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

      Foreign currency transactions and comprehensive income (loss)

      As of June 30, 2010, the accounts of Shanxi NTHY were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52 (ASC830), "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130 (ASC 220), "Reporting Comprehensive Income" as a component of shareholders' equity.

      During the six month periods ended June 30, 2010 and 2009 the transactions of Shanxi NTHY were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

      Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law of China has replaced the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs have continued until it expires.

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

      Allowance for Doubtful Accounts

      Management reviews the composition of accounts receivable, loans and prepaid expense and analyzes historical bad debts, aging analysis, current economic trends and changes in payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $67,138 and $100,776 at June 30, 2010 and December 31, 2009 respectively.

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

      Basic and Diluted Earnings Per Share

      Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128) (ASC260), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128 (ASC260). Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share were $0.07 and $0.06 for the six month periods ended June 30, 2010 and 2009 respectively.

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

Note 3 - DEPOSIT FOR LAND USE RIGHT

      The company has deposited amounts with the local government, for land use rights amounting $17,695,200 and $17,580,099 (RMB 120,000,000) as of June
      30, 2010 and December 31, 2009, for obtaining land use rights in PRC. The Company intends to utilize the land for the development of new project. To obtain the land use rights from the Government, the Company is required to pay the demolish fee associated with the obtaining of the land use rights amounting $21,975,446 (RMB 150,000,000). As of June 30, 2010, the demolish fee was not deposited with the government, therefore, the official title of land use right has not been transferred to the Company. The deposit for land use rights was guaranteed by the asset of the shareholder company.

Note 4 - PROPERTY AND EQUIPMENT

      As of June 30, 2010 and December 31, 2009, the property and equipment of the Company consisted of the following:


                                             6/30/2010      12/31/2009
                                          ------------    ------------

         Buildings                        $  7,263,636    $  7,216,389
         Infrastructure and
         Leasehold Improvement               1,796,099       1,784,416

         Furniture and fixtures              1,631,622       1,655,996

         Equipments                          1,984,582       1,971,673

         Automobiles                           315,568         313,516
                                          ------------    ------------
                                            12,991,508      12,941,990
         Accumulated Depreciation           (7,021,505)     (6,815,911)
                                          ------------    ------------
         Property and Equipment, Net         5,970,003       6,126,079
                                          ============    ============

      The Company had depreciation expenses of $159,934 and $344,025 for the six month periods ended June 30, 2010 and 2009 respectively. Parts of depreciation expenses amounted of $118,011 in six month periods ended June 30, 2010 have been presented as cost of sales.

Note 5 - LAND USE RIGHT

      According to the laws of China, the State owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

      As of June 30, 2010 and December 31, 2009, the land use rights of the Company consisted of the following:

                                                 6/30/2010       12/31/2009
                                              --------------   -------------

                  Land use rights             $  3,363,302       $3,341,425
                  Accumulated amortization        (875,809)        (837,886)
                                              ------------       ----------
                  Land use rights, net        $  2,487,493       $2,503,539
                                              ============       ==========

      The Company had amortization expenses of $32,229 and $28,946 as of June 30, 2010 and 2009. The amortization expenses for land use right for next five years after June 30, 2010 are as follows:

          2010                                       $    32,220
          2011                                            64,440
          2012                                            64,440
          2013                                            64,440
          2014                                            64,440
          After                                        2,197,513
                                                     ------------
            Total                                    $ 2,487,493
                                                     ============


Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The Company's accounts payable and accrued expenses as of June 30, 2010 and December 31, 2009 are summarized as follows:

                                                6/30/2010    12/31/2009
                                                ---------    ----------

            Accounts payables                   $ 179,786    $ 274,171
            Other payables                        399,076      364,752
            Accrued payroll                        41,267       40,998
            Accrued expenses                       72,805       64,841
                                                ---------    ----------
            Total accounts payables and
               accrued expenses                   692,934    $ 744,762
                                                =========    ==========


Note 7 - DEFERRED REVENUE

      The company has recorded deferred revenue of $232,475 and $188,273 as of June 30, 2010 and December 31, 2009. Deferred revenue represents advances from customers for using the resort facilities within the next twelve month period.

Note 8- TAX PAYABLES

     As of June 30, 2010 and December 31, 2009, tax payables are summarized as follows:

                                              6/30/2010      12/31/2009
                                          -------------     ------------
      Income tax payable                    $ 5,746,487     $ 5,286,176
      Business tax payable                    1,199,336       1,101,154
      VAT payable                                    41              42
      Other taxes payable                       133,589         130,171
                                            -----------     -----------
         Tax payable                        $ 7,079,453     $ 6,517,543
                                            ===========     ===========

Note 9 - INCOME TAXES

      The Company is registered in the State of Nevada and has registered primarily in two tax jurisdictions - the PRC and the United States. For certain operations in US and China, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2010. Accordingly, the Company has no net deferred tax assets.

      The provision for income taxes consists of the following for the six month periods ended June 30, 2010 and 2009:

                                                            2010          2009
                                                            ----          ----
         US Current Income Tax Expense (Benefit)
            Federal                                      $      -      $      -
            State                                               -             -
            PRC Current Income Expense (Benefit)          422,964       351,860
                                                        ---------      --------
         Total Provision for Income Tax                 $ 422,964      $351,860
                                                        =========     =========

      The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:


                                                       6-30-2010      6-30-2009
                                                       ---------      ---------
            Tax expense (credit) at statutory
               rate - federal                             34%          34%
            State tax expense net of federal tax           6%           6%
            Valuation allowance                          (40%)        (40%)
            Foreign income tax - PRC                      25%          25%
            Tax expense (benefit) at actual rate          25%          25%

      United States of America

      As of June 30, 2010, the Company in the United States had approximately $1,293,797 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2010 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

      The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2010 and December 31, 2009.

                                                6/30/2010      12/31/2009
                                               ----------      ----------
               Net operation loss carry
                  forward                     $ 1,293,797     $ 1,205,880
               Total deferred tax assets          439,891         409,999
               Less: valuation allowance         (439,891)      ( 409,999)
                                              -----------     -----------
               Net deferred tax assets        $         -     $         -
                                              ===========     ===========

      People's Republic of China (PRC)

      Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law has replaced the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs has continued until the tax exemption period expires. The applicable new EIT for the Company is 25%. The Company paid $0 of income tax payable as of June 30, 2010 and 2009.

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

      The Company did not have any significant deferred income tax in PRC as of June 30, 2010 and December 31, 2009.

Note 10 - MANAGEMENT FEE AGREEMENTS

      The Company entered into five management agreements with Shanxi New Taohuayuan Economy Trade Company Limited and Shanxi Wenhao Group and its subsidiary on various time for a period of five years. Shanxi New Taohuayuan Economy Trade Company Limited and Shanxi Wenhao Group and its subsidiary are related parties. The annual management fees are fixed at approximately $2,020,291 (RMB13,800,000). For the six month periods ended June 30, 2010 and 2009, the Company earned $1,010,930 and $1,008,296 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date (See Note 12 for details).

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

      The Company as of June 30, 2010 had receivable $131,610 from Shanxi NTHY - Dongjing Taoyuan Co. Ltd. $379,519 from the Wenhao Group, $50,753 from Shanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured, interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

      The Company as of December 31, 2009 had receivable $169,321 from Shanxi NTHY - Dongjing Taoyuan Co. Ltd. $380,886 from the Wenhao Group, $20,760 from Shanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured, interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

      The Company as of June 30, 2010 has payable $46,892 to Shangxi Jingmao Co. and company doesn't have related parties `s payables in December 31, 2009.

Note 12 -- COMMITMENTS

      Following are some of the significant commitments as of June 30, 2010 and 2009:

      1. Management Agreements with Shanxi New Taohuayuan Tourism & Trading Co. Ltd. - Dongjin Taoyuan Branch and Shanxi Wenhao Taoyuan Nanlu Branch

      On January 15, 2004 the Company signed two five-year agreements with Shanxi New Taohuayuan Tourism & Trading Co. Ltd - Dongjin Taoyuan Branch and Xi'an Taoyuan Nanlu Branch to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,500,000 from each of the restaurant respectively as basic annual management fees, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements expired on Jan 14, 2009. The company extended the agreements for 5 years and the new agreements will expire on Jan. 9, 2014. For the six month periods ended June 30, 2010, the management fees earned amounting to $256,395 and $256,395 respectively based upon the agreements.

      2. Management Agreements with Shanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch

      On January 10, 2006 the Company signed three five-year agreements with Shanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch respectively to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,600,000, RMB 1,800,000 and RMB 1,400,000 from each of these restaurants respectively as basic annual management compensation, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements will expire on January 9, 2011. For the six month periods ended June 30, 2010, the management fees earned amounting $263,721, $131,860 and $102,558 respectively based upon the agreements.

      3. New Taohuayuan Decoration Project agreements with Shanxi Traditional Decoration Co., Ltd.

      On Mar. 15, 2006, the company signed a decoration agreement with Shanxi Traditional Decoration Co. Ltd for company's Decoration Project. The company hired the Shanxi Traditional Decoration Co. Ltd., to do decoration work on its property with the commitment to pay RMB 80,000,000 as total compensation. The company will pay 30% of the amount at the beginning of the construction, 30% will be paid on 50% completion and 40% after the project is completed. The company is also responsible for appointing the third party as supervisor to monitor the project and to protect the surrounding environment. The project started on April 1st, 2006 and will be finished in June 2012. The project was delayed because of public facility construction. As of June 30, 2010, the Company has paid $3,516,921 to the said contractor included in construction in progress.

      4. Lantian Xintianyou Garden Green Project Agreement with Shanxi Qinghua Green Project Co.,Ltd.

      On May 15, 2007, the company signed an agreement with Shanxi Qinghua Green Co. Ltd for the afforesting project of Lantian Xintianyou Garden Green. The company hired Shanxi Oinghua Green Project Co. Ltd., to perform afforesting work on the garden with the commitment to pay RMB 100,000,000 as total compensation. The company will pay 30% of the amount at the inception of the construction, 35% will be paid on 50% completion and 30% after the project completes. The final 5% will be held as project quality insurance deposit. After the project completed, Shanxi Qinghua Green Co.,Ltd will be responsible for the maintenance of the garden and the company will pay RMB 1,250,000 as annual compensation for services. The project started on Oct. 6, 2007 and will be finished in June 2012. The project was delayed because of public facility construction. As of June 30, 2010, the Company has paid $14,543,021 to the said contractor included in construction in progress.

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

      In accordance with the Chinese Company Law, the company reserved $127,286 and $105,558 statutory fund for the six month periods ended June 30, 2010 and 2009 respectively.

      According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is no more required to reserve the "Statutory common welfare fund". Accordingly, the Company did not reserve the common welfare fund as of June 30, 2010.

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

      Since the consulting company did not provide the services to the company's satisfaction, on February 28, 2008, the Company's directors adopted a resolution authorizing the repurchase of these shares at a price of $0.05 per share. As of June 30, 2010, the consulting company has not sold any of these shares to the Company.

Note 15 - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, as of June 30, 2010 and December 31, 2009 are as follows:

                                                      Foreign Currency
                                                    Translation Adjustment
                                                    ----------------------
              Balance at  December  31, 2009            $   5,481,382
              Change in 2010                                  251,450
                                                        -------------
              Balance at June 30, 2010                  $   5,732,832
                                                        =============

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

      The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:

                                            For the six month periods ended
                                                       June 30,
                                            -------------------------------
                                                2010               2009
Revenues
     Resort income from unaffiliated
         customers                           $ 2,249,078      $ 2,314,567
     Management fee income from
         affiliated customers                  1,010,934        1,008,296
                                             -----------      ------------
     Consolidated                            $ 3,260,012      $ 3,322,862
                                             ===========      ============

Operating income
      Resort income                          $   770,829      $   489,384
      Management fee income                    1,010,934        1,008,296
      Corporation (1)                            (87,917)         (97,221)
                                             -----------      ------------
             Consolidated                      1,693,846        1,400,459
                                             ===========      ============

Net income (loss)
      Resort income                          $   349,846      $   396,579
      Management fee income                    1,010,934          756,222
      Corporation (1)                            (87,917)         (97,221)
                                             -----------      ------------
             Consolidated                    $ 1,272,863      $ 1,055,580
                                             ===========      ============

Identifiable assets:
      Resort income                          $27,042,168      $26,842,322
      Corporation (1)                         19,682,003       15,253,477
                                             -----------      ------------
             Consolidated                    $46,724,170      $42,095,799
                                             ===========      ============
Depreciation and amortization:
      Resort income                          $   192,163      $   372,971
                                             ===========      ============
Capital expenditures:
      Resort income                          $   (34,990)     $         -
      Corporation(1)                           1,983,702        2,162,283
                                             -----------      ------------
             Consolidated                      1,948,712      $ 2,162,283
                                             ===========      ============


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

      Our business is not seasonal in nature.

Results of Operations

Three Months Ended June 30, 2010

      Material changes of items in our Statement of Operations for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, are discussed below:

                            Increase (I)
Item                       or Decrease (D)   Reason

Gross profit as a % of
   Total net revenue              I          Reduction in cost of revenue.

General and Administrative
  Expenses                        D          Reduction in fuel costs.

Foreign Currency
   Translation Gain (loss)        I          Change in currency exchange rates.


Six Months Ended June 30, 2010

      Material changes of items in our Statement of Operations for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, are discussed below:


                            Increase (I)
Item                       or Decrease (D)   Reason

Gross profit as a % of
   Total net revenue              I          Reduction in cost of revenue.

General and Administrative
  Expenses                        D          Reduction in fuel costs.

Foreign Currency
   Translation Gain (loss)        I          Change in currency exchange rates.


Liquidity and Capital Resources

Our material sources and (uses) of cash during the six months ended June 30, 2010 are shown in our Statement of Cash Flows which are part of the financial statements included with this report.

      We have financed our operations to date through the sale of our common stock and cash generated by our operations.

      We do not know of any trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity other than our need to pay the taxes and surcharges which we have accrued as liabilities on our June 30, 2010 balance sheet.

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

      There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed above.



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



                                      NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


August 16, 2010                       By: /s/ Cai Danmei
                                          ------------------------------------
                                          Cai  Danmei, Principal Executive,
                                          Financial and Accounting Officer