Form 10-Q
period 2010-09-30
New Taohuayuan Culture Tourism Co., Ltd.
filed 2010-11-15
CIK 1311185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2010

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

                                1# Dongfeng Road
                   Xi'an Weiyang Tourism Development District
                                  Xi'an, China
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number including area code: 0086-29-86671555

                                       N/A
     ----------------------------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMIITED
                                 AND SUBSIDIARY


                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010





                                TABLE OF CONTENTS







Unaudited Consolidated Balance Sheets as of September 30, 2010
   and December 31, 20091.................................................1

Unaudited Consolidated Statements of Income for the three and nine month periods ended September 30, 2010 and 2009...................2

Unaudited Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009........................3

Notes to Unaudited Consolidated Financial Statements ..................  4-15

         NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
                      UNAUDITED CONSLIDATED BALANCE SHEETS

                                     Assets
                                     ------
                                                       As at
                                                       -----

                                      September 30, 2010      December 31, 2009
                                      ------------------      -----------------
   Current assets
     Cash and cash equivalents               $    82,611           $   145,115
     Accounts receivable, net                     97,141                32,656
     Inventories                                  64,556                69,599
     Prepaid expenses and other
        current assets                             2,065                   195
     Due from related parties                    570,853               570,967
                                             -----------           ------------
        Total Current Assets                     817,227               818,533

   Property & equipment, net                   5,934,054             6,126,079
   Construction-in- progress                  21,214,184            17,570,430
   Land use right, net                         2,504,887             2,503,539
   Deposit for land use right                 17,935,879            17,580,099
                                             -----------           ------------
        Total assets                          48,406,231            44,598,680
                                             ===========           ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities
   Current liabilities
      Accounts payable and accrued
        expenses                                 661,184               744,762
      Deferred revenue                           243,564               188,273
      Due to related party                       122,896                     -
      Taxes payable                            7,470,651             6,517,543
                                             -----------           ------------
        Total Current Liabilities              8,498,295             7,450,578

Stockholders' equity
    Share Capital
      Preferred stock, $.001 par
        value, 10,000,000 shares
        authorized, none issued
        and outstanding                                -                     -
      Common stock, $.001 par value,
        50,000,000 shares authorized,
        18,727,327 issued and outstanding
        as of September 30,2010 and December 31,
        2009                                      18,727                18,727
      Additional paid in capital              15,855,727            15,855,727
      Statutory reserve                        2,739,753             2,542,355
      Other comprehensive income               6,267,235             5,481,382
      Retained earnings                       15,026,494            13,249,911
                                             -----------           ------------
        Total Stockholders' equity            39,907,936            37,148,102
                                             -----------           ------------
   Total liabilites and stockholder's
       equity                                 48,406,231            44,598,680
                                             ===========           ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                 NEW TAOHUAYUAN CULTURE TOURISM OMPANY LIMITED
                                 AND SUBSIDIARY
   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME


                                               For the Three Month Periods         For the Nine Month Periods
                                                     Ended September 30,                  Ended September 30,

                                                2010                 2009             2010                2009
                                                ----                 ----             ----                ----

Net revenue
   Catering and hotel related services
      income                                  $ 1,269,595      $ 1,256,043        $ 3,518,673         $ 3,570,610
   Management fee income                          509,794          506,648          1,520,728           1,514,944
                                              -----------      -----------        -----------         -----------
      Total net revenue                         1,779,389        1,762,691          5,039,401           5,085,554

Cost of revenue                                   419,801          411,745          1,226,444           1,284,666
                                              -----------      -----------        -----------         -----------

Gross profit                                    1,359,587        1,350,946          3,812,956           3,800,888

Operating expenses
   General and administrative expenses            218,978           50,269            786,338             883,734
   Depreciation and amortization                  190,567          344,363            382,730             560,381
                                              -----------      -----------        -----------         -----------
        Total operating expenses                  409,545          394,632          1,169,068           1,444,115
                                              -----------      -----------        -----------         -----------

Income from operations                            950,043          956,314          2,643,889           2,356,773
                                              -----------      -----------        -----------         -----------
Other Income (Expense)
   Interest income                                      -              143                  -                 382
   Other income (expense) , net                   (13,897)           4,037            (11,914)             10,779
                                              -----------      -----------        -----------         -----------
         Total other income (expense)             (13,897)           4,180            (11,914)             11,161
                                              -----------      -----------        -----------         -----------

Income before income taxes                        936,146          960,494          2,631,975           2,367,934
Provision for income taxes                        235,028          240,124            657,994             591,984
                                              -----------      -----------        -----------         -----------
       Net income                                 701,118          720,370          1,973,981           1,775,950

  Other comprehensive item:
     Foreign currency translation gain (loss)     534,403           95,176            785,853             (17,155)
                                              -----------      -----------        -----------         -----------

  Net comprehensive income                    $ 1,235,521       $  815,546        $ 2,759,834         $ 1,758,795
                                              ===========      ===========        ===========         ===========

  Earning per share:
     Basic & diluted earning per share        $      0.04       $     0.04        $     0.11          $      0.09
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

                 NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED
                                 AND SUBSIDIARY
                     UNCONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For the nine month periods
                                                     ended September 30,
                                                    2010            2009
                                               -----------        ----------

Cash Flows from Operating Activities

  Net income                                    $ 1,973,981      $ 1,775,951
  Adjustments to reconcile net
    income to net cash
    provided by operating
    activities:
  Depreciation and amortization                     382,730          560,381
  Loss as sales of fixed assets                      20,277                -
  Bad debt expense                                  102,816          109,748
 (Increase) / decrease in current assets:
    Accounts receivables                            (62,742)         (37,348)
    Inventory                                         6,342           (1,184)
    Other receivables                                   (71)          (1,353)
    Prepaid expenses and other current
      assets                                          (1763)             732
    Increase/(decrease) in current
      liabilities:
    Accounts payable and accrued expenses           (96,977)          57,603
    Taxes payable                                   807,279          734,564
    Deferred revenue                                 50,607           45,661
                                                -----------       -----------
  Net cash provided by operating activities       3,182,478        3,244,755
                                                -----------       -----------
Cash Flows from Investing Activities
  Payment for construction in progress           (3,232,391)      (3,294,088)
  Purchase of fixed assets                          (47,323)             -
  Proceeds from sales of fixed asset                  3,439
  Advances to related parties                       132,282          (29,708)
                                                -----------       -----------
  Net cash used in investing activities          (3,143,993)      (3,323,796)
                                                -----------       -----------

Effect of exchange rate changes on cash
   and cash equivalents                            (100,988)            (115)

Net Increase/ (decrease) in cash and
   cash equivalents                                 (62,504)         (79,156)
  Cash and cash equivalents, beginning balance      145,115           89,252
                                                -----------       -----------
  Cash and cash equivalents, ending balance      $   82,611       $   10,096
                                                ===========       ===========
Supplemental noncash financial disclosures:

  Cash paid during the year for:
    Income tax payments                          $        -       $        -
                                                ===========       ===========
    Interest payments                            $        -       $        -
                                                ===========       ===========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

          NEW TAOHUAYUAN CULTURE TOURISM COMPANY LIMITED AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010


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

      Foreign currency transactions and comprehensive income (loss)

      As of September 30, 2010, the accounts of Shanxi NTHY were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52 (ASC830), "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130 (ASC 220), "Reporting Comprehensive Income" as a component of shareholders' equity.

      During the nine month periods ended September 30, 2010 and 2009 the transactions of Shanxi NTHY were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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


      Allowance for Doubtful Accounts

      Management reviews the composition of accounts receivable, loans and prepaid expense and analyzes historical bad debts, aging analysis, current economic trends and changes in payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $102,816 and $100,776 at September 30, 2010 and December 31, 2009 respectively.

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

      Basic and Diluted Earnings Per Share

      Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128) (ASC260), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128 (ASC260). Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share were $0.11 and $0.09 for the nine month periods ended September 30, 2010 and 2009 respectively.

      Recent Accounting Pronouncements

      In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level
      3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not believe that this will have a material impact on its consolidated financial statements.

      In February 2010, FASB issued ASU No. 2010-9 -Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity's requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not believe that this will have a material impact on its consolidated financial statements.

      In March 2010, FASB issued ASU No. 2010-10 -Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity's interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises' interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

      In March 2010, FASB issued ASU No. 2010-11 -Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company's first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company's consolidated financial statements.

      Reclassifications

      Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

Note 3 - DEPOSIT FOR LAND USE RIGHT

      The company has deposited amounts with the local government, for land use rights amounting $17,935,879 and $17,580,099 (RMB 120,000,000) as of
      September 30, 2010 and December 31, 2009, for obtaining land use rights in PRC. The Company intends to utilize the land for the development of new project. To obtain the land use rights from the Government, the Company is required to pay the demolish fee associated with the obtaining of the land use rights amounting $22,419,849 (RMB 150,000,000). As of September 30, 2010, the demolish fee was not deposited with the government, therefore, the official title of land use right has not been transferred to the Company. The deposit for land use rights was guaranteed by the asset of the shareholder company.

Note 4 - PROPERTY AND EQUIPMENT

      As of September 30, 2010 and December 31, 2009, the property and equipment of the Company consisted of the following:


                                            9/30/2010       12/31/2009
                                       --------------------------------
         Buildings                       $   7,376,631    $  7,216,389
         Infrastructure and
         Leasehold Improvement               1,820,529       1,784,416

         Furniture and fixtures              1,571,063       1,655,996

         Equipments                          1,706,731       1,971,673

         Automobiles                           319,860         313,516
                                       --------------------------------

                                            12,794,814      12,941,990

         Accumulated Depreciation          (6,860,760)     (6,815,911)
                                       --------------------------------
         Property and Equipment, Net
                                             5,934,054       6,126,079
                                       ================================


      The Company had depreciation expenses of $334,249 and $515,288 for the nine month periods ended September 30, 2010 and 2009 respectively. Parts of depreciation expenses amounted of $177,668 in nine month periods ended September 30, 2010 have been presented as cost of sales.

Note 5 - LAND USE RIGHT

      According to the laws of China, the State owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 68 years.

      As of September 30, 2010 and December 31, 2009, the land use rights of the Company consisted of the following:

                                              9/30/2010    12/31/2009

                  Land use rights            $3,409,048    $3,341,425
                                             ----------    ----------
                  Accumulated amortization     (904,161)     (837,886)
                                             ----------    ----------
                  Land use rights, net       $2,504,887    $2,503,539
                                             ----------    ----------

      The Company had amortization expenses of $48,481 and $45,093 as of September 30, 2010 and 2009. The amortization expenses for land use right for next five years after September 30, 2010 are as follows:

                       2010                $    16,160
                       2011                     64,641
                       2012                     64,641
                       2013                     64,641
                       2014                     64,641
                       After                 2,230,163
                                           -----------
                         Total             $ 2,504,887
                                           ===========


Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The Company's accounts payable and accrued expenses as of September 30, 2010 and December 31, 2009 are summarized as follows:


                                                9/30/2010      12/31/2009
                                               ----------      ----------
            Accounts payables                  $  174,144       $ 274,171
            Other payables                        371,572         364,752
            Accrued payroll                        41,828          40,998
            Accrued expenses                       73,640          64,841
            Total accounts payables and
              accrued expenses                    661,184       $ 744,762



Note 7 - DEFERRED REVENUE

      The company has recorded deferred revenue of $243,564 and $188,273 as of September 30, 2010 and December 31, 2009. Deferred revenue represents advances from customers for using the resort facilities within the next twelve month period.

Note 8- TAX PAYABLES

     As of September 30, 2010 and December 31, 2009, tax payables are summarized as follows:


                                            9/30/2010      12/31/2009
                                          -----------     -----------

      Income tax payable                  $ 6,062,504     $ 5,286,176
      Business tax payable                  1,271,193       1,101,154
      VAT payable                                  42              42
      Other taxes payable                     136,912         130,171
      Tax payable                         $ 7,470,651     $ 6,517,543

Note 9 - INCOME TAXES

      The Company is registered in the State of Nevada and has registered primarily in two tax jurisdictions - the PRC and the United States. For certain operations in US and China, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2010. Accordingly, the Company has no net deferred tax assets.

      The provision for income taxes consists of the following for the nine month periods ended September 30, 2010 and 2009:


         US Current Income Tax
         Expense (Benefit)                 2010        2009
         ----------------------------------------------------
         Federal                       $       -    $       -
         State                                 -            -
                                               -            -
         PRC Current Income              657,994      591,984
         Expense (Benefit)

         Total Provision for
         Income Tax                    $ 657,994    $ 591,984


      The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

                                                 9-30-2010    9-30-2009
                                                 ---------    ---------
            Tax expense (credit) at
               statutory rate - federal             34%          34%
            State tax expense net of federal
               tax                                   6%           6%
            Valuation allowance                    (40%)        (40%)
            Foreign income tax - PRC                25%          25%
            Tax expense (benefit) at actual
               rate                                 25%          25%


      United States of America
      ------------------------

      As of September 30, 2010, the Company in the United States had approximately $1,298,542 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at September 30, 2010 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

      The following table sets forth the significant components of the net deferred tax assets for operation in the US as of September 30, 2010 and December 31, 2009.


                                               6/30/2010   12/31/2009
                                              ----------   ----------
               Net operation loss carry
                  forward                     $1,298,542   $1,205,880
               Total deferred tax assets         441,504      409,999
               Less: valuation allowance        (441,504)    (409,999)
               Net deferred tax assets        $        -   $        -


      People's Republic of China (PRC)

      Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law has replaced the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs has continued until the tax exemption period expires. The applicable new EIT for the Company is 25%. The Company paid $0 of income tax payable as of September 30, 2010 and 2009.

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


      The Company did not have any significant deferred income tax in PRC as of September 30, 2010 and December 31, 2009.



Note 10 - MANAGEMENT FEE AGREEMENTS

      The Company entered into five management agreements with Shanxi New Taohuayuan Economy Trade Company Limited and Shanxi Wenhao Group and its subsidiary on various time for a period of five years. Shanxi New Taohuayuan Economy Trade Company Limited and Shanxi Wenhao Group and its subsidiary are related parties. The annual management fees are fixed at approximately $2,027,623 (RMB13,800,000). For the nine month periods ended September 30, 2010 and 2009, the Company earned $1,520,717 and $1,514,944 in management fees, respectively. There is a bonus management fee clause contained in the agreement calculated at 15% on the excess of the actual revenue over targeted revenue, as defined therein. No bonus management fees have been earned to date (See Note 12 for details).

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

      The Company as of September 30, 2010 had receivable $131,383 from Shanxi NTHY - Dongjing Taoyuan Co. Ltd. $385,702 from the Wenhao Group, $51,453 from StateplaceShanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured, interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

      The Company as of December 31, 2009 had receivable $169,321 from Shanxi NTHY - Dongjing Taoyuan Co. Ltd. $380,886 from the Wenhao Group, $20,760 from StateplaceShanxi Xianyong Luye Developing Co., Ltd. These receivables are unsecured, interest-free and have no fixed repayment terms. The Company has classified these receivables as due from related parties under current assets.

      The Company as of September 30, 2010 has related parties' payable of $122,896 and company doesn't have related parties' payables as of December 31, 2009.

Note 12 -- COMMITMENTS

      Following are some of the significant commitments as of September 30, 2010 and 2009:

      1. Management Agreements with Shanxi New Taohuayuan Tourism & Trading Co. Ltd. - Dongjin Taoyuan Branch and Shanxi Wenhao Taoyuan Nanlu Branch

      On January 15, 2004 the Company signed two five-year agreements with Shanxi New Taohuayuan Tourism & Trading Co. Ltd - Dongjin Taoyuan Branch and Xi'an Taoyuan Nanlu Branch to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,500,000 from each of the restaurant respectively as basic annual management fees, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements expired on Jan 14, 2009. The company extended the agreements for 5 years and the new agreements will expire on Jan. 9, 2014. For the nine month periods ended September 30, 2010, the management fees earned amounting to $385,689 and $385,689 respectively based upon the agreements.

      2. Management Agreements with Shanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch

      On January 10, 2006 the Company signed three five-year agreements with Shanxi Wenhao Zaliang Co. Ltd - Xi'an Nanerhuan Branch, Yuantaizu Branch and Beijing Branch respectively to manage the restaurants. The company will perform management and operation function including advertising, marketing, human resources and accounting on monthly basis. The Company will receive RMB 3,600,000, RMB 1,800,000 and RMB 1,400,000 from each of these restaurants respectively as basic annual management compensation, paid quarterly. In addition, if the annual revenue exceeds the targeted amount, the company will be compensated for additional 15% of the revenue as bonus. The agreements will expire on January 9, 2011. For the nine month periods ended September 30, 2010, the management fees earned amounting $396,709, $198,354 and $154,276 respectively based upon the agreements.

      3. New Taohuayuan Decoration Project agreements with Shanxi Traditional Decoration Co., Ltd.

      On Mar. 15, 2006, the company signed a decoration agreement with Shanxi Traditional Decoration Co. Ltd for company's Decoration Project. The company hired the Shanxi Traditional Decoration Co. Ltd., to do decoration work on its property with the commitment to pay RMB 80,000,000 as total compensation. The company will pay 30% of the amount at the beginning of the construction, 30% will be paid on 50% completion and 40% after the project is completed. The company is also responsible for appointing the third party as supervisor to monitor the project and to protect the surrounding environment. The project started on April 1st, 2006 and will be finished in June 2012. The project was delayed because of public facility construction. As of September 30, 2010, the Company has paid $3,564,756 to the said contractor included in construction in progress.

      4. PlaceNameplaceLantian PlaceNameXintianyou PlaceTypeGarden Green Project Agreement with Shanxi Qinghua Green Project Co.,Ltd.

      On May 15, 2007, the company signed an agreement with Shanxi Qinghua Green Co. Ltd for the afforesting project of Lantian Xintianyou Garden Green. The company hired Shanxi Oinghua Green Project Co. Ltd., to perform afforesting work on the garden with the commitment to pay RMB 100,000,000 as total compensation. The company will pay 30% of the amount at the inception of the construction, 35% will be paid on 50% completion and 30% after the project completes. The final 5% will be held as project quality insurance deposit. After the project completed, Shanxi Qinghua Green Co.,Ltd will be responsible for the maintenance of the garden and the company will pay RMB 1,250,000 as annual compensation for services. The project started on Oct. 6, 2007 and will be finished in June 2012. The project was delayed because of public facility construction. As of September 30, 2010, the Company has paid $17,649,428 to the said contractor included in construction in progress.

      5. Lantian Xintianyou Garden Project

      The Company entered an agreement with Lantian County, Xian City, Shanxi Province to offer a new project's development - Lantian Xingtianyou Project in 2003. The Company acquired a land (4512 Mu) in Lantian County and committed to finish the project in one year. The project has been started since 2004. However, the Company paid amount of $17,935,879 (RMB 120,000,000) as land cost in 2006 but the title is not yet transferred to the Company without paying the demolish fee associated with the project (See note C for details).


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

      In accordance with the Chinese Company Law, the company reserved $197,398 and $177,595 statutory fund for the nine month periods ended September 30, 2010 and 2009 respectively.

      According to the new Company Law of the People's Republic of China (PRC) executed in 2006, the Company is no more required to reserve the "Statutory common welfare fund". Accordingly, the Company did not reserve the common welfare fund as of September 30, 2010.

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

      Since the consulting company did not provide the services to the company's satisfaction, on February 28, 2008, the Company's directors adopted a resolution authorizing the repurchase of these shares at a price of $0.05 per share. As of September 30, 2010, the consulting company has not sold any of these shares to the Company.

Note 15 - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, as of September 30, 2010 and December 31, 2009 are as follows:


                                            Foreign Currency Translation
                                                    Adjustment
                                            ----------------------------
         Balance at  December  31, 2009           $  5,481,382
         Change in 2010                                785,853
         Balance at September  30, 2010           $  6,267,235


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

      The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:


                                           For the nine month periods ended
                                                    September 30,
                                               2010              2009
                                             -----------      -----------
Revenues
      Resort income from unaffiliated
        customers                            $ 3,518,673      $ 3,570,610
      Management fee income from
        affiliated customers                   1,520,728        1,514,944
                                             -----------      -----------
             Consolidated                    $ 5,039,401      $ 5,085,554

                                             ===========      ===========

Operating income
      Resort income                          $ 1,215,824      $   953,824
      Management fee income                    1,520,728        1,514,944
      Corporation (1)                            (92,663)        (111,995)
                                             -----------      -----------
             Consolidated                    $ 2,643,889      $ 2,356,773
                                             ===========      ===========

Net income (loss)
      Resort income                          $   545,916      $   751,738
      Management fee income                    1,520,728        1,136,208
      Corporation (1)                            (92,663)        (111,995)
                                             -----------      -----------
             Consolidated                    $ 1,973,981      $ 1,775,950
                                             ===========      ===========

Identifiable assets:
      Resort income                          $27,192,047      $26,723,694
      Corporation (1)                         21,214,184       16,424,218
                                             -----------      -----------
             Consolidated                    $48,406,231      $43,147,912
                                             ===========      ===========
Depreciation and amortization:
      Resort income                          $   382,730      $   560,381
                                             ===========      ===========
Capital expenditures:
      Resort income                          $    47,323      $         -
      Corporation (1)                          3,232,391        3,294,088
                                             -----------      -----------
              Consolidated                   $ 3,279,714      $ 3,294,088
                                             ===========      ===========


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

      Our business is not seasonal in nature.

Results of Operations

Three Months Ended September 30, 2010

      Material changes of items in our Statement of Operations for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, are discussed below:

                           Increase (I)
Item                      or Decrease (D)   Reason
----                      --------------    ------
Gross profit as a % of
   Total net revenue            D          Increase in cost of revenue.

General and Administrative
  Expenses                      I          Increase in fuel costs.

Foreign Currency
  Translation Gain (loss)       I          Change in currency exchange rates.

Nine Months Ended September 30, 2010

      Material changes of items in our Statement of Operations for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, are discussed below:

                             Increase (I)
Item                        or Decrease (D)  Reason
----                        --------------   ------
Gross profit as a % of
   Total net revenue            I          Reduction in cost of revenue.

General and Administrative
  Expenses                      D          Reduction in fuel costs.

Foreign Currency
   Translation Gain (loss)      I          Change in currency exchange rates.


Liquidity and Capital Resources

     Our material sources and (uses) of cash during the nine months ended September 30, 2010 are shown in our Statement of Cash Flows which are part of the financial statements included with this report.

      We have financed our operations to date through the sale of our common stock and cash generated by our operations.

      We do not know of any trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity other than our need to pay the taxes and surcharges which we have accrued as liabilities on our September 30, 2010 balance sheet.

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

     There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed above.



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


                                      NEW TAOHUAYUAN CULTURE TOURISM CO., LTD.


November 15, 2010                    By:  /s/ Cai Danmei
                                          ------------------------------------
                                          Cai Danmei, Principal Executive,
                                              Financial and Accounting Officer